Form 10-K
period 2017-12-31
Venture Lending & Leasing IX, Inc.
filed 2018-03-16
CIK 1717310

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-01253
VENTURE LENDING & LEASING IX, INC.
(Exact name of registrant as specified in its charter)

Maryland	82-2040715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K: [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [x]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [X]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2018 was 100,000.

Documents Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 9, 2018	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017, as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (“1940 Act”).  The Fund is a wholly owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”).  The Fund's investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (“Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may make direct equity investments and may provide debt financing to more mature public and late-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. As of December 31, 2017, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value (“Shares”) to the Company in June 2017, and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017. The Fund may also make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund expects to eventually elect to be treated for federal income tax purposes as a RIC under the Internal Revenue Code (the “Code”).
The Fund's Sharesare held entirely by the Company.  As capital is required to finance the acquisition of loans, additional capital will be provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund in Special Situation Financings. In some instances, the Fund's Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company's securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. Additionally, the Fund may invest directly in equity securities of Venture-Backed Companies (including equity securities of companies whose loans are held by the Fund), in amounts up to 10% of all investments of the fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the exercise of warrants received in connection with the Fund's venture loans shall not be taken into account in determining whether such 10% threshold has been met). This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities will be evaluated on a regular basis to determine whether there should be any change to this strategy. The Fund does not intend to purchase publicly-held securities; however, some publicly held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, public securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the members of the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund will need to invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An "Eligible Portfolio Company" is a United States company that is not an investment company, as defined, or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission ("SEC"). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2017, the percentage of non-qualifying investments in the Fund was 0%, because the Fund has not yet commenced investment operations.
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-traded securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the members of the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC's total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1.  Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the Commission may prescribe.
2.  Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer's debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer's outstanding voting securities.
3.  Securities of any Eligible Portfolio Company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the Eligible Portfolio Company;
4.  Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5.  Securities of an Eligible Portfolio Company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6.  Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7.  Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; or
8.  Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC's operations.
"Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company.  The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans.  In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans.  Venture loans generally will be made pursuant to a negotiated loan agreement, and be evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund will receive periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms will be individually negotiated between the Fund and each borrower.
The documentation for venture loans will include representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans will be structured as commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitment of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitment generally will provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitment was made.
Warrants. The Fund generally will acquire warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each borrower, and will likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager's past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund also may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

Diversification Standards. The Fund will be classified as a “non-diversified” closed-end investment company under the 1940 Act. Until the Fund qualifies as a RIC, it will not be subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Commencing with the first capital call, the Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible to meet the RIC diversification requirements, as described below.
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Internal Revenue Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities).
Industry Segment Diversification. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry.  The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
Investment Guidelines. In selecting investments for the Fund's portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager will seek to diversify the Fund's portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several categories:

•
Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.

•	Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales, but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage”. The Manager will seek to diversify its investments across stages. Classification of a company by stage of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify a company differently than the classification used by the Fund.

Quality Guidelines. The Manager will seek to invest the majority of the Fund's aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months' available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity financing, or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months, and does not extend beyond December 31, 2025.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower's assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include debt investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider making Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could debt include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2017, the Fund had not yet commenced investment operations and had not made any Special Situation Financings.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Investments as long as at the time of such investment at least 70% of the value of the Fund's total assets are invested in Qualifying Investments. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund intends to borrow money from and enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. For example, while each of the Fund’s predecessor funds managed by the Investment Manager has utilized leverage to maximize return to investors, Venture Lending & Leasing V, Inc. (“Fund V”), after the financial crisis of 2008, was only able to acquire a loan facility in the amount of $30 million, much smaller than the facilities used by the funds that preceded Fund V. However, the subsequent three funds, Venture Lending & Leasing VI, Inc. (“Fund VI”), Venture Lending & Leasing VII, Inc. (“Fund VII”), and Venture Lending & Leasing VIII, Inc. (“Fund VIII”) have operated in an improving economic environment. During Fund VI’s existence, the credit markets allowed it to initially obtain a credit line of $40 million and as the capital markets improved, it eventually increased the line to $160 million. During Fund VII’s existence, the credit markets have continued to improve allowing it to initially obtain a credit line of $125 million which was later increased to $255 million. During Fund VIII’s existence, the credit markets have remained open allowing it to initially obtain a credit line of $125 million which was later increased to $280 million.
Temporary Investments. Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”
The Fund’s investment objectives, investment policies and investment guidelines (other than its intended status as a BDC) are not fundamental policies and may be changed by the Fund’s Board of Directors at any time. Initially, the Fund is not likely to invest in transactions independently, but side by side with Fund VIII, generally in the form of independent loan commitments to the same Venture-Backed Companies in the manner approved by its board of directors. See the discussion herein under the caption “Risk Factors - Conflicts of Interest.”

Regulation. As a BDC, the Fund is required to invest in Eligible Portfolio Companies and (with certain exceptions) make available to them significant managerial assistance.  Eligible portfolio companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.
The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the Investment Act of 1940 (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund's outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions.  The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until Investment Ramp down Date, or the date one year prior to the termination of the Investment Period, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the Investment Period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder's adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

ITEM 1A.	RISK FACTORS.
GENERAL

No Operating History; Reliance on Management. The Fund is newly organized and could require substantial time to become fully invested. Pending investment, all cash that the Fund receives pursuant to capital calls from the Company will be committed to short-term, high-grade investments that present relatively low investment risk but provide a correspondingly lower return.

The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment.  After the fourth anniversary following the first closing of the Company's offering of membership interests, the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters), following the first closing of the Company's offering of membership interest) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund's borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund's Amended and Restated Articles of Incorporation provide that, on December 31, 2028, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund's activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2028, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower's financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund's dissolution. In addition, it is possible that, if certain of the Fund's assets are not liquidated within a reasonable time after the Fund's dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the 1934 Act, there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition.  Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and Special Situation Financings, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case.
Convertible Debt.  Convertible debt instruments issued by public and late-stage private companies may comprise some of the Special Situation Financings in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt. Part of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal, and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage.  The Fund intends to borrow money from and enter into secured contracts (which instruments may be considered debt securities) with banks, insurance companies, and other lenders (including, without limitation, the U.S. Small Business Administration) to obtain additional funds to originate venture loans, if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. Any borrowings of the Fund will be subject to the Asset Coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.”
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.
Lenders will require that the Fund pledge portfolio assets as collateral for borrowings, and may require that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders are also expected to require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over hedged,” which would result if the debt that was hedged is repaid faster than expected.
Regulation.  The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund.
Tax Status.  The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Internal Revenue Code which might be difficult to meet if the borrowers under some loans drew down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change; causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Internal Revenue Code, if the Fund’s status as a RIC is challenged by the IRS in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Internal Revenue Code, regulations thereunder, Internal Revenue Service (the “IRS”) rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
Allocation of Expenses.  If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses may be deductible by an individual Member as a miscellaneous itemized deduction, for 2017 subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
Calculation of Management Fee.  As compensation for its services to the Fund, the Manager, commencing when capital is first called from the members of the Company, the Manager will receive an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment, and will be calculated as a percentage of committed capital, as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
Risks Related to Cybersecurity. Increased reliance on technology by both the Fund and its service providers have increased the risks posed to their respective information systems. The Fund and its service providers are susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; or operational disruption or failures in the physical infrastructure or operating systems that support the Fund and its service providers. Cyberattacks against or security breakdowns of the Fund or its service providers may adversely impact the Fund and its shareholders, potentially resulting in, among other things, financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; inability to calculate a Portfolio’s NAV; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity risks may also impact issuers of securities in which a Portfolio invests, which may cause a Portfolio’s investment in such issuers to lose value. There can be no assurance that the Fund or its service providers will not suffer losses relating to cyberattacks or other information security breaches in the future.
INVESTMENT RISKS

International Investments.  The Fund could possibly invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.
Foreign Currency & Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies.
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under Generally Accepted Accounting Principles in the United States ("U.S. GAAP"). Accordingly, less information may be available to investors.
Credit Risks.  Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, and many other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured.

These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability or resignation would adversely affect the company.
Remedies Upon Default.  In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. The Fund could experience significant delays in exercising its rights as a secured lender, and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan, and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain of such companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable.
Privately-held Company Risks.  The Fund intends to invest primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund will be required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due diligence risks. Before making investments, the Manager intends to conduct a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the company's investors which could impede the ability to provide capital to the Fund. This could impair the Fund's ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund's loans. The volatility in the global financial markets reached unprecedented levels during 2008 and 2009. These conditions continued for some period thereafter (albeit to a lesser extent) and may recur in the future. This market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Fund I, Fund II, Venture Lending & Leasing III, Inc. (“Fund III”), Fund IV, Fund VI, Fund VII, and Fund VIII, and to a lesser extent Fund V), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.
Other Global Economic Risks.  In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
Speculative Nature of Warrants and Equity Investments.  The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund would permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments.  Substantially all of the Fund's portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares, or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquiror. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager~~,~~ in accordance with the Fund's policy, as approved by the Fund's Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status.  The Fund is classified as a “non-diversified” investment company under the 1940 Act. The Fund intends to qualify as a RIC under the Internal Revenue Code and will thereafter seek to continually meet the diversification standards thereunder. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Fund VIII and Other Funds.  The Manager also serves as the manager for Venture Lending & Leasing VIII, Inc. ("Fund VIII"). The Fund's Board of Directors determined that so long as the Fund has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which the Fund will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”), so long as prior to any such Investment, the Boards of Directors of Fund VIII and the Fund received a memorandum summarizing the proposed Investment and did not object to such Investment. Initially the amount of each Investment is allocated 50% to the Fund and 50% to Fund VIII so long as the Fund has capital available to invest.
To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors

(including a majority of the disinterested directors). The Fund does not believe that SEC exemptive relief is required to make side by side investments with Fund VIII in the manner described above.
Any opportunity to make an equity investment in a Venture-Backed Company that arises as part of the terms of any debt investment activity (i.e., the opportunity is not a follow-on equity investment opportunity) will generally be allocated between VLL VIII (and/or Fund VIII), on the one hand, and the Company (and/or the Fund), on the other hand, in the same proportions as the underlying debt investment opportunity giving rise to such equity investment opportunity is being allocated between Fund VIII and the Fund. An equity investment opportunity that arises during the Company’s investment period as a result of a prior equity investment by the Fund, the Company or a Prior Debt Fund Entity (as defined below) shall generally be allocated (i) between VLL VIII (and/or Fund VIII), on the one hand, and the Company (and/or the Fund), on the other hand, in the same manner in which a new debt investment opportunity would be allocated between Fund VIII and the Fund, but only to the extent such equity investment opportunity arises during VLL VIII’s investment period, and (ii) entirely to the Company (and/or the Fund) to the extent such opportunity arises following the termination of VLL VIII’s investment period; provided, however, that if VLLII Holdings, LLC, Venture Lending & Leasing III, LLC, Venture Lending & Leasing IV, LLC, Fund V, Venture Lending & Leasing V, LLC, Fund VI, Venture Lending & Leasing VI, LLC, Fund VII, Venture Lending & Leasing VII, LLC, Fund VIII, and VLL VIII (such entities, collectively, the “Prior Debt Fund Entities”), or WTI Equity Opportunity Fund I, L.P. (together with any other private funds entities formed by the Investment Manager, the managing member (the “Managing Member”) of the Company and/or one or more of the controlled person of the Investment Manager or Managing Member for the purpose of making equity and equity-oriented investments (other than asset-backed investments to) in privately held companies, the “Equity Fund”) is making a follow-on equity investment in a Venture-Backed Company for the purpose of protecting the value of its existing equity investment in such Venture-Backed Company (including, for example, follow-on equity investments made pursuant to pay-to-play provisions or in a “down round” of equity to avoid dilution, or paid to take advantage of negotiated pro rata or super pro rata rights under which the acceptability of a previous investment was augmented by the right to make a disproportionate follow-on investment), then such investment will belong to such Prior Debt Fund Entity or the Equity Fund, as applicable, and shall not be subject to the procedures described above regarding the allocation of investments. The portion of any equity investment opportunity which is allocated to the Company (and/or the Fund) pursuant to the procedures described above shall then further be allocated between the Company and the Equity Fund (as defined below) pursuant to the following Equity Investment Guidelines, which may be modified with the consent of the Company’s Advisory Board or members holding at least a majority of the interests of the Company:

(a)
each distinct opportunity (e.g., participation in a round of financing) of the Fund or the Company to make an equity investment in a company shall be allocated as follows: (i) 100% of amounts up to the first $500,000 of such single investment opportunity shall belong exclusively to the Fund and/or the Company until such time as the Fund and/or the Company has made $1,000,000 in aggregate equity investments in such company; (ii) for any additional amounts beyond the amount specified in (i) of any single investment opportunity, 20% shall be allocated to the Fund and/or the Company and 80% shall be allocated to the Equity Fund, until such time as the Fund and/or the Company has made $1,000,000 in aggregate equity investments in such company; (iii) after the Fund and/or the Company has made $1,000,000 in aggregate equity investments in such company, any additional amounts of such single investment opportunity shall be allocated 10% to the Fund and/or the Company and 90% to the Equity Fund;

(b)
notwithstanding (a) above, if the Fund or the Company would not be permitted to invest in any portion of the equity investment opportunity that would otherwise be allocated to the Fund or the Company pursuant to the Equity Investment Guidelines pursuant to (i) applicable law or (ii) the terms of the Company’s Operating Agreement without obtaining the consent of the Company’s Advisory Board, then such portion of such equity investment opportunity may be allocated to the Equity Fund; and

(c)
any portion of an equity investment opportunity that is otherwise allocated to the Fund or the Company pursuant to (a) and (b) above may only be offered to the Equity Fund with the consent of the Company’s Advisory Board.

Equity investment opportunities which will generally be subject to the Equity Investment Guidelines include rights to make an equity investment in a company in which the Fund has made debt investments where such rights were acquired as part of the terms of such debt investments by the Fund; provided, however, that in no event will any warrants or other similar rights to acquire stock or other securities in a company in which the Fund has made a debt investment and which were issued in connection with the debt investment transaction be shared with the Equity Fund. Any amounts paid by the Fund or the Company to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether the $500,000 or $1,000,000 thresholds set forth in the Equity Investment Guidelines have been met.

In certain circumstances, it is possible that the Fund may own debt of an issuer while a Prior Debt Fund Entity or the Equity Fund may own equity in the same issuer (or the Company or the Fund may own equity in an issuer while a Prior Debt Fund Entity owns debt of the same issuer), which may result in conflicts of interest in certain circumstances. For example, if a reorganization or other major corporate event occurs with respect to such issuer, conflicts may exist between the debt holders and the equity holders, and, possibly, between the Company or the Fund on the one hand and a Prior Debt Fund Entity and/or the Equity Fund on the other hand. The Investment Manager will seek to resolve such conflicts of interest in a fair and equitable manner. This may result in the Company or the Fund, as applicable, receiving less consideration than it may have otherwise received in the absence of such conflict of interest.

For the avoidance of doubt, if Fund VIII (and/or VLL VIII) is investing in a company for the purpose of protecting the value of its existing investment in such company (for example, follow-on equity investments made pursuant to pay-to-play provisions or in a “down round” of equity to avoid dilution), or otherwise to prevent any dilution in Fund VIII’s (and/or VLL VIII’s) percentage ownership in the company, then such investment will not be treated as a Debt Investment for purposes of the foregoing, and will not be subject to the procedures described above regarding the sharing of Debt Investments between the Fund and Fund VIII.

Intercreditor Agreements. In all transactions in which the Fund and Fund VIII invest, or in which another lender has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and Fund VIII (or the Fund and the successor fund as the case may be) will enter into an intercreditor agreement pursuant to which the Fund and Fund VIII (or the Fund and the successor fund) will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and Fund VIII pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII (or the Fund and a successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund's Board of Directors in the case of the Fund and has an inherent conflict in performing this function. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets. There is a conflict in that Manager will have an incentive to increase the value of the assets for its performance record and to increase the Investment Management Fees that it receives.
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund's directors and officers from personal liability of actions taken in their roles as the Fund's directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, with the members of the Company’s advisory board being the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee), and any change to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.
Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these funds, which may be the same investment that the Fund or the Company (or a Prior Debt Fund Entity) has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund or the Company (or a Prior Debt Fund Entity), and for such investment opportunity to only subsequently be offered to the Unaffiliated Fund once declined by the Fund or the Company (or a Prior Debt Fund Entity).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund's office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund's common stock is not listed on any securities exchange, and all holders of the Fund's common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund's common stock at March 16, 2018 was 1.
The Fund has a policy of distributing securities as acquired.  The Fund values these securities at fair value at the time of acquisition in accordance with the Fund's policy on valuation detailed in Note 2 to the financial statements. In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the fund less applicable reserves exceeds warrant distributions and deemed distributions.  As of December 31, 2017, the Fund had not yet commenced investment operations and had not made any distribution to its sole shareholder.
ITEM 6.        SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

For the Period Ended December 31, 2017*
Statement of Operations Data:
Investment income:
Interest on loans	$—
Other interest and other income	—
Total investment income	—
Expenses:
Management fees	—
Organizational costs	184,165
Interest expense	—
Banking and professional fees	—
Other operating expenses	—
Total expenses	184,165
Net loss	(184,165)

Net realized and change in unrealized loss from investments	—

Net decrease in net assets from operations	$(184,165)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(1.84)
Weighted Average Shares Outstanding	100,000

As of
December 31, 2017
Balance Sheet Data:
Net assets	$(159,165)
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund has not yet commenced investment operations.
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund is a financial services company providing financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio will be well diversified and will consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. As of December 31, 2017, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company for $25,000 in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.
The Fund expects to eventually elect to be treated a Regulated Investment Company (“RIC”) under the Internal Revenue Code (the "Code") for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Internal Revenue Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund's investment objective will be to achieve superior risk adjusted investment returns. The Fund will seek to achieve its investment objective by providing debt financing to portfolio companies. The Fund's investing activities will focus primarily on private debt securities. The Fund will generally receive warrants to acquire equity securities in connection with its portfolio investments. The Fund will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also will have guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower's ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund's security interest in any collateral over the borrower's assets may be insufficient to make up any shortfall in payments.
Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund's net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the on net assets or operating performance is material.

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of the fair value of the Fund’s loan investments as the most critical accounting policies and accounting estimates applied to the Fund's reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower's raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. The Manager has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from the Manager's estimates, which would affect net change in net assets resulting from operations as well as assets.
Results of Operations – For the period ended December 31, 2017
Total organizational costs for the period from June 28, 2017, sale of capital stock, through December 31, 2017 were $0.2 million.
The Fund had no additional operational results to report because it has not yet commenced investment operations.
Liquidity and Capital Resources -- December 31, 2017
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of December 31, 2017, the Company had received subscriptions for capital in the amount of $450.0 million, none of which had been called and received. As of December 31, 2017, $450.0 million of capital remains uncalled and expires on the Fund's fifth anniversary of its first investment. However, the Manager is permitted to extend the Fund's investment period by up two (2) additional calendar quarters in its sole and absolute discretion.
As of December 31, 2017, 100.0% of the Fund’s assets consisted of cash and cash equivalents. The Fund has not yet commenced operations, and as of December 31, 2017 had no operations other than the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unfunded commitments will be used by borrowers.
The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or from borrowed funds.
As of December 31, 2017, the Fund had adequate cash reserves of $25,000. Because the Fund has not yet commenced investment operations, it does not have any scheduled loan receivable payments over the next year. The Fund has access to uncalled capital of $450.0 million as a liquidity source. The Fund constantly evaluates potential future liquidity resources and demands before making any future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund's business activities will contain various elements of risk and interest rate and credit risk are considered the principal types of market risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund will manage its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund will have limited exposure to public market price fluctuations as it will primarily invest in private business enterprises and distribute all equity investments upon receipt to the Company.

The Fund's investments will be subject to market risk based on several factors, including, but not limited to, the borrower's credit history, available cash, support of the borrower's underlying investors, "burn rate", revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via Initial Public Offering or Merger and Acquisition.
The Fund's sensitivity to changes in interest rates will be regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because all of the Fund’s loans will impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. The Fund has not yet commenced investment operations and as of December 31, 2017 had no operations other than incurring organizational expenses and the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 22, 2017.

	Quarterly Information for the Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$—	$—	$—
Other interest and other income	—	—	—
Total investment income	—	—	—
Expenses:
Management fees	—	—	—
Organizational cost	4,235	4,921	175,009
Interest expense	—	—	—
Banking and professional fees	—	—	—
Other operating expenses	—	—	—
Total expenses	4,235	4,921	175,009
Net loss	(4,235)	(4,921)	(175,009)

Net decrease in net assets resulting from organization	$(4,235)	$(4,921)	$(175,009)
Amount per common share:
Net decrease in net assets resulting from organization	$(0.04)	$(0.05)	$(1.75)
Weighted average shares outstanding	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
The Fund was organized in 2017, has not yet commenced investment operations, and as of December 31, 2017 no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order for the Fund to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 22, 2017. Accordingly, as of December 31, 2017 the Fund had made limited filings with the SEC.
There were no changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred at the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 ("COSO 2013") updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting as applicable to the Fund was effective as of December 31, 2017. The Fund has not yet commenced investment operations. During 2017, there were no significant changes to the internal control processes applicable to the Fund.
The Fund was organized in 2017, has not yet commenced investment operations, and as of December 31, 2017 had no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 22, 2017. Accordingly, as of December 31, 2017 the Fund has had limited financial information to report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There were no significant changes in the internal controls applicable to the Fund or in other factors that could significantly affect these controls during the period ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following are the executive officers of the Fund.  All officers serve at the pleasure of the Fund's Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	73	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	53	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	53	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	66	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund's Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 9, 2018 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers.  A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The information required by this item will be contained in the Fund's Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities as of December 31, 2017
Statement of Operations for the period ended December 31, 2017
Statement of Changes in Net Assets for the period ended December 31, 2017
Statement of Cash Flows for the period ended December 31, 2017
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2. Exhibits

Exhibit	Exhibit Title

3(i)
Amended and Restated Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on September 25, 2017, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund's Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

4(i)
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10(i)	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10(iii)(A)
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

31(i)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

31(ii)	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32(i)	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32(ii)	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	Date:	March 16, 2018		Date:	March 16, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Roger V. Smith	Director	March 16, 2018
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 16, 2018
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2018
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 16, 2018
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 16, 2018
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund") as of December 31, 2017, and the related statements of operations, changes in net assets, cash flows, financial highlights (presented in Note 7) for the period from June 28, 2017 (inception) through December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2017, and the results of its operations, changes in net assets, and cash flows and financial highlights for the period from June 28, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2018

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statement of Assets and Liabilities
As of December 31, 2017

December 31, 2017
ASSETS
Cash and cash equivalents	25,000
Total assets	25,000

LIABILITIES
Due to the manager	184,165
Total liabilities	184,165

NET ASSETS	$(159,165)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$25,000
Accumulated undistributed deficit	(184,165)
Net assets (equivalent to $0.25 per 100,000 shares outstanding - See Note 5)	$(159,165)

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statement of Operations
For the Period Ended December 31, 2017

For the Period Ended
December 31, 2017*
INVESTMENT INCOME:
Interest on loans	$—
Other interest and other income	—
Total investment income	—

EXPENSES:
Management fees	—
Organizational costs	184,165
Interest expense	—
Banking and professional fees	—
Other operating expenses	—
Total expenses	184,165
Net loss	(184,165)

Net decrease in net assets resulting from operations	$(184,165)

Amount per common share:
Net decrease in net assets resulting from operations per share	$(1.84)
Weighted average shares outstanding	100,000
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund has not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statement of Changes in Net Assets
For the Period Ended December 31, 2017

For the Period Ended
December 31, 2017*
Net decrease in net assets resulting from operations:
Net loss	$(184,165)
Net decrease in net assets resulting from operations	(184,165)

Contributions from shareholder	25,000
Increase in capital transactions	25,000

Net decrease in net assets	(159,165)

Net assets
Beginning of period	—

End of period	$(159,165)
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund has not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statement of Cash Flows
For the Period Ended December 31, 2017

For the Period Ended
December 31, 2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(184,165)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in accounts payable, other accrued
liabilities, and accrued management fees	184,165
Net cash provided by (used in) operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	25,000
Net cash provided by financing activities	25,000
Net increase in cash and cash equivalents	25,000

CASH AND CASH EQUIVALENTS:
Beginning of period	—
End of period	$25,000

*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund has not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Notes to Financial Statements for the Period from June 28, 2017, sale of capital stock, through December 31, 2017
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless an election is made to dissolve earlier by the Board of Directors (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). As of December 31, 2017, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.

The Fund's investment objective is to achieve a superior risk-adjusted investment return. The Fund will seek to achieve its investment objective by providing debt financing to portfolio companies. The Fund's investing activities will focus primarily on private debt securities. The Fund will generally receive warrants to acquire equity securities in connection with its portfolio investments. The Fund will generally distribute these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to early and late stage Venture-Backed Companies in the technology sector.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, which represents (16)% of the net assets of the Fund.
Interest Income
Interest income on loans will be recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of a loan transaction. Additionally, fees received as part of the transaction will be added to the loan discount and amortized over the life of the loan.
Investment Valuation Procedures
The Fund will account for loans at fair value in accordance with the valuation methods below. All valuations will be determined under the direction of the Manager, in accordance with the valuation methods.
The Fund's loans will be valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund's shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management will submit to the Board a valuation report and valuation notes, which details the rationale for the valuation of investments.
As of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. The fair value of any such future investments will be determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.
Other Liabilities

As of December 31, 2017 the fair values of Other liabilities are estimated at their carrying values because of the short-term nature of these liabilities.

3.  SCHEDULE OF INVESTMENTS
As of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.
4. EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same. As the Fund has not yet commenced investment operations, it did not have EPS to report.
5.  CAPITAL STOCK
As of December 31, 2017, there were 10,000,000 Shares authorized, and 100,000 Shares issued and outstanding. The Fund was organized during 2017. Total committed capital of the Company for the period from June 28, 2017 through December 31, 2017 was $450.0 million. Total contributed capital to the Company for the period from June 28, 2017 through December 31, 2017 was $25,000, 100% of which was contributed to the Fund as consideration for the Company's purchase of 100,000 Shares in June 2017. This issuance of stock by the Fund was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.
6. MANAGEMENT AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager, commencing when capital is first called from the members of the Company, the Manager will receive an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment, and will be calculated as a percentage of committed capital, as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Amended and Restated Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Amended and Restated Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund will acquire a directors & officers insurance policy.

Liabilities to the Manager

            The liability due to the manager is comprised of expenses paid and to be paid by the Manager on behalf of the Fund.  The Fund intends to reimburse the Manager once the Fund commences investment operations.  As of December 31, 2017, the total due to the Manager was $184,165.  The Fund anticipates that the Manager will continue to pay all expenses on behalf of the Fund until operation commence, and that the Fund will reimburse the Manager for those Fund expenses.

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as manager for Fund VIII. The Fund's Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund would invest in each portfolio company in which Fund VIII invested (“Investments”). The amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII.

To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with procedures approved by the Fund's Board of Directors (including a majority of the disinterested directors).
Intercreditor Agreements
In all transactions in which the Fund and Fund VIII will invest or those in which another lender has either invested or may later invest, it is expected that the Fund and Fund VIII or the other lender will enter into an intercreditor agreement pursuant to which the Fund and Fund VIII will cooperate, along with any predecessor Funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor's rights will be allocated between the Fund, Fund VIII and any predecessor Funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender, and may make it more difficult for the Fund to acquire such loans.
7. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the period presented. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets, calculated below, are not annualized and are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment income (loss) is inclusive of all investment income, net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Period Ended
	December 31, 2017*

Total return	(1,101.20)%	**

Per share amounts:
Net asset value, beginning of period	$—

Net loss	(1.84)
Net change in unrealized gain (loss) from investments	—
Net decrease in net assets resulting from operations	(1.84)

Return of capital to shareholder	—
Contributions from shareholder	0.25
Net asset value, end of period	$(1.59)

Net assets, end of period	$(159,165)

Ratios to average net assets:
Expenses	1,057.92%	**
Net loss	(1,057.92)%	**
* From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund has not yet commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
8. SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.