Form 10-Q
period 2018-03-31
Venture Lending & Leasing IX, Inc.
filed 2018-05-15
CIK 1717310

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-01253

Venture Lending & Leasing IX, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	82-2040715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA	94028
(Address of principal executive offices)	(Zip Code)

(650) 234-4300
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 15, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2018 and December 31, 2017

Condensed Statement of Operations (Unaudited)
For the Three Months Ended March 31, 2018

Condensed Statement of Changes in Net Assets (Unaudited)
For the Three Months Ended March 31, 2018

Condensed Statement of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2018

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Issues

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	25,000	25,000
Total assets	25,000	25,000

LIABILITIES
Due to the manager	211,138	184,165
Total liabilities	211,138	184,165

NET ASSETS	$(186,138)	$(159,165)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$25,000	$25,000
Accumulated undistributed deficit	(211,138)	(184,165)
Net assets (equivalent to ($0.19) and ($0.16) per share based on 100,000 shares of capital stock outstanding - See Note 6)	$(186,138)	$(159,165)

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018

For the Three Months Ended March 31, 2018

INVESTMENT INCOME:
Interest on loans	$—
Other interest and other income	—
Total investment income	—

EXPENSES:
Management fees	—
Organization costs	26,973
Interest expense	—
Banking and professional fees	—
Other operating expenses	—
Total expenses	26,973
Net loss	(26,973)

Net decrease in net assets resulting from operations	$(26,973)
Net decrease in net assets resulting from operations per share	$(0.27)
Weighted average shares outstanding	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018

For the Three Months Ended March 31, 2018
Net decrease in net assets resulting from operations:
Net loss	$(26,973)
Net decrease in net assets resulting from operations	(26,973)

Contributions from shareholder	—
Net increase in capital transactions	—

Total decrease in net assets	(26,973)

Net assets
Beginning of period	(159,165)

End of period (undistributed net investment income of $0)	$(186,138)

See notes to condensed financial statements

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018

For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(26,973)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in accounts payable, other accrued liabilities, and accrued management fees	26,973
Net cash used in operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	—
Net cash provided by financing activities	—

Net increase in cash and cash equivalents	—

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$25,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless an election is made to dissolve earlier by the Board of Directors (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). As of March 31, 2018, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.

The Fund’s investment objective is to achieve a superior risk adjusted return. In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the period ended December 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, which represents 100% of the total assets of the Fund.
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

The Fund’s loans will be valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management will submit to the Board a valuation report and valuation notes, which details the rationale for the valuation of investments.

As of March 31, 2018 and December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. The fair value of any such future investments will be determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Other Liabilities
As of March 31, 2018 and December 31, 2017, the fair values of Due to manager are estimated at their carrying values because of the short-term nature of these liabilities.

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, “Statement of Cash Flows (topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force,” which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-the-period and end-of-the-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. We do not believe that ASU 2016-18 will have a material impact on our financial statements and disclosures.
3.     SCHEDULES OF INVESTMENTS
As of March 31, 2018, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.

4.	EARNINGS PER SHARE
Basic earnings per share (“EPS”) are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings per share are the same.

5.	CAPITAL STOCK
As of March 31, 2018 and December 31, 2017, there were 10,000,000 shares authorized, and 100,000 Shares issued and outstanding. The Fund was organized during 2017. Total committed capital of the Company, as of March 31, 2018 and December 31, 2017, was $460.0 million and $450.0 million, respectively. Total contributed capital to the Company through March 31, 2018 and December 31, 2017 was $25,000 and $25,000, 100% of which was contributed to the Fund as consideration for the Company's purchase of 100,000 Shares in June 2017. This issuance of stock by the Fund was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.

6.     FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2018.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net income (loss) is inclusive of all income net of expenses, and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

For the Three Months Ended March 31, 2018

Total return	16.95%

Per share amounts:
Net asset value, beginning of period	$(1.59)
Net loss	(0.27)
Net change in unrealized gain (loss) from investments	—
Net decrease in net assets from operations	(0.27)
Distributions of income to shareholder	—
Return of capital to shareholder	—
Contributions from shareholder	—
Net asset value, end of period	$(1.86)

Net assets, end of period	$(186,138)

Ratios to average net assets:
Expenses	(67.66)%
Net loss	67.66%

7.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, May 15, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) ("Venture-Backed
Companies") primarily throughout the United States with a focus on growth oriented companies. The Fund’s portfolio will be well diversified and consisted of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. As of March 31, 2018, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company for $25,000 in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017.

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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund’s investment objective is to achieve superior risk adjusted investment returns. The Fund will seek to achieve its investment objective by providing debt financing to portfolio companies. The Fund’s investing activities will focus primarily on private debt securities. The Fund will generally receive warrants to acquire equity securities in connection with its portfolio investments. The Fund will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also will have guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several of factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

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

Critical Accounting Policies
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.
In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence Management determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
Critical judgments and inputs in determining the fair value of a loan include payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and collection becomes collateral dependent as well as an evaluation of the general interest rate environment. The Manager has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.
The actual value of the loans may differ from management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the three months ended March 31, 2018
Total organizational costs for three months ended March 31, 2018 were $26,973.
The Fund had no additional operational results to report because it has not yet commenced investment operations.

Liquidity and Capital Resources – March 31, 2018 and December 31, 2017

Total capital contributed to the Fund was $25,000 and $25,000 as of March 31, 2018 and December 31, 2017, respectively. Committed capital to the Company as of March 31, 2018 and December 31, 2017 was $460.0 million and $450.0 million, of which $25,000 and $25,000 had been called as of March 31, 2018 and December 31, 2017, respectively, 100% of which was contributed to the Fund as consideration for the Company's purchase of 100,000 Shares in June 2017. This issuance of stock by the Fund was required by the California Commissioner of Corporations for the Fund to apply for a finance lender's license, which was issued to the Fund on September 22, 2017. The entire $460.0 million of committed capital, which remains outstanding as of March 31, 2018, will expire on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

     As of March 31, 2018 and December 31, 2017, 100.0% of the Fund’s assets consisted of cash and cash equivalents. The Fund has not yet commenced operations, and as of December 31, 2017 had no operations other than the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unfunded commitments will be used by borrowers.

The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2018, the Fund has adequate cash reserves of $25,000. Because the Fund has not yet commenced investment operations, it does not have any scheduled loan receivable payments over the next year. The Fund has access to uncalled capital of $460.0 million as a liquidity source. The Fund constantly evaluates potential future liquidity resources and demands before making any future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities will contain elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund will manage its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund will have limited exposure to public market price fluctuations as the Fund will primarily invest in private business enterprises and distribute all equity investments upon receipt to the Company.

The Fund’s investments will be subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity will be regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because the Fund’s loans will impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Item 4.  Controls and Procedures:

Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this quarterly report on Form 10-Q, the Fund’s chief executive officer and chief financial officer conducted an evaluation of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based upon this evaluation, the Fund’s chief executive officer and chief financial officer concluded that the Fund’s disclosure controls and procedures were effective in timely alerting them of any material information relating to the Fund that is required to be disclosed by the Fund in the reports it files or submits under the Securities Exchange Act of 1934.

The Fund was organized in 2017, has not yet commenced investment operations, and as of March 31, 2018 no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order for the Fund to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on September 22, 2017.

Changes in Internal Controls:

There were no changes in the Fund’s internal controls over financial reporting or in other factors that could have materially affected, or is reasonably likely to materially affect, the Fund's internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund.

Item 1A. Risk Factors

See item 1A - “Risk Factors”’ in the Fund’s 2017 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. There were no material changes to these factors during the three months ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Fund sold 100,000 Shares to the Fund’s sole shareholder, the Company, for $25,000 in June 2017. No other shares of the Fund have been sold.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
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
4.1
Form of Stock Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING VIII, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	May 15, 2018	Date:	May 15, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.