Form 10-Q
period 2018-06-30
Venture Lending & Leasing IX, Inc.
filed 2018-08-14
CIK 1717310

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act :

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2018

Condensed Statement of Changes in Net Assets (Unaudited)
For the six months ended June 30, 2018

Condensed Statement of Cash Flows (Unaudited)
For the six months ended June 30, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(Cost of $19,527,403 and $0)	$19,527,403	$—
Cash and cash equivalents	33,016,704	25,000
Other Assets	279,347	—
Total assets	52,823,454	25,000

LIABILITIES
Accrued management fees	1,210,808	—
Due to the manager	—	184,165
Accounts payable and other accrued liabilities	347,527	$—
Total liabilities	1,558,335	184,165

NET ASSETS	$51,265,119	$(159,165)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$54,525,000	$25,000
Accumulated undistributed deficit	(1,244,654)	(184,165)
Distribution in excess of net investment income	(2,015,227)	—
Net assets (equivalent to $512.65 and ($0.16) per share based on 100,000 shares of capital stock outstanding - See Note 6)	$51,265,119	$(159,165)

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$11,250,000	$—

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

INVESTMENT INCOME:
Interest on loans	$224,753	$224,753
Other interest and other income	19,573	19,573
Total investment income	244,326	244,326

EXPENSES:
Management fees	1,210,808	1,210,808
Organization costs	681	27,654
Banking and professional fees	25,672	25,672
Other operating expenses	40,680	40,680
Total expenses	1,277,841	1,304,814

Net loss	(1,033,515)	(1,060,488)

Net decrease in net assets resulting from operations	$(1,033,515)	$(1,060,488)
Net decrease in net assets resulting from operations per share	$(10.34)	$(10.61)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018

For the Six Months Ended June 30, 2018
Net decrease in net assets resulting from operations:
Net loss	$(1,060,488)
Net decrease in net assets resulting from operations	(1,060,488)

Return of capital to shareholder	(2,015,228)
Contributions from shareholder	54,500,000
Net increase in capital transactions	52,484,772

Total increase in net assets	51,424,284

Net assets
Beginning of period	(159,165)

End of period (undistributed net investment income of $0)	$51,265,119

See notes to condensed financial statements

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2018

For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,060,488)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Net increase in other assets	(279,347)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	1,374,169
Origination of loans	(22,000,000)
Principal payments on loans	2,472,597
Acquisition of equity securities	(2,015,227)
Net cash used in operating activities	(21,508,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	54,500,000
Net cash provided by financing activities	54,500,000

Net increase in cash and cash equivalents	32,991,704

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$33,016,704

SUPPLEMENTAL DISCLOSURES:
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,015,227

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless an election is made to dissolve earlier by the Board of Directors of the Fund (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). Prior to commencing its operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses, the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 22, 2017.

The Fund’s investment objective is to achieve a superior risk adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and late stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded prior to the valuation date. Within cash and cash equivalents, as of June 30, 2018, the Fund held 33,016,704 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.66%, which represents 64.4% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts from the amortization of discounts attributable to equity securities received as part of a loan transaction. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with those valuation methods.

The Fund’s loans are valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which details the rationale for the valuation of each investment.

As of June 30, 2018, the financial statements include nonmarketable investments of $19.5 million (or 37.0% of total assets), and as of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. The fair value of each investment is determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan on non-accrual when the portfolio company is delinquent for three consecutive months on monthly loan payments, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceed the book value of the respective loan.

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule causing a change in the effective interest rate.
As of June 30, 2018 and December 31, 2017, there were no loans classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate. It is anticipated that such securities, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the six months ended June 30, 2018. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The Fund engages an independent valuation company to provide valuation assistance with respect to the warrants received as part of loan consideration, including an evaluation of the Fund’s valuation methodology and the reasonableness of the assumptions used from the perspective of a market participant. The independent valuation company also calculates several of the inputs used, such as volatility and risk-free rate.

Other Assets and Liabilities
As of June 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

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
3.     SCHEDULES OF INVESTMENTS
As of June 30, 2018, all loans were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 6/30/2018	Par Value 6/30/2018	Final Maturity Date

Internet
Amino Payments, Inc.		$581,737	$581,737	12/01/2021
Protecht, Inc.		913,482	913,482	12/01/2021
Subtotal:	2.9%	$1,495,219	$1,495,219

Medical Devices
Medrobotics Corporation, Inc.		$8,641,436	$8,641,436	06/01/2021
Subtotal:	16.9%	$8,641,436	$8,641,436

Other Technology
Discover Echo, Inc.		$664,465	$664,465	12/01/2020
Hint, Inc.		2,145,732	2,145,732	08/01/2021
Plethora, Inc		448,629	448,629	06/01/2021
Strong Arm Technologies, Inc.		1,038,506	1,038,506	05/01/2021
Subtotal:	8.4%	$4,297,332	$4,297,332

Software
Interana, Inc.		$2,830,262	$2,830,262	06/01/2021
Oohlala Mobile, Inc.*		453,573	453,573	09/01/2021
Skillshare, Inc.		1,809,581	1,809,581	06/01/2021
Subtotal:	9.9%	$5,093,416	$5,093,416

Total Loans (Cost of $19,527,403)	38.1%	$19,527,403	$19,527,403
* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2018, 0.9% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46); and the denominator consists of total assets less the assets described in Section 55(a)(7).

As of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.
4. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and it is anticipated that the Fund’s portfolio will be well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The percentage of net assets that each industry group represents is shown with the industry totals above (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedule above.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the tables above are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount. For period from May 2, 2018, the commencement of investment operations, through June 30, 2018, the weighted-average interest rate on performing loans was 18.37%, which was inclusive of both cash and non-cash interest income. The weighted-average interest rate on the cash portion of the interest income was 13.11% for the period. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in our loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

As of June 30, 2018 and December 31, 2017, the Fund has unexpired commitments to borrowers of $11.3 million and $0.0 million, respectively.

Valuation Hierarchy
Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10 “Fair Value Measurement”, the Fund categorizes its fair value measurements according to in a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended June 30, 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of its investments as of June 30, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3

Debt Investments	Fair Value at 6/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Internet	$1,495,219	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	$8,641,436	Hypothetical market analysis	Hypothetical market coupon rate	20%

Other Technology	$4,297,332	Hypothetical market analysis	Hypothetical market coupon rate	18%

Software	$5,093,416	Hypothetical market analysis	Hypothetical market coupon rate	15%

	$19,527,403

The following tables present the balances of assets and liabilities as of June 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of June 30, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$19,527,403	$19,527,403
Cash equivalents	$33,016,704	$—	$—	$33,016,704
Total	$33,016,704	$—	$19,527,403	$52,544,107

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$25,000	$—	$—	$25,000
Total	$25,000	$—	$—	$25,000

† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2018
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	22,000,000	2,015,227
Principal reductions and amortization discounts	(2,472,597)	—
Distributed to shareholder	—	(2,015,227)
Ending balance	$19,527,403	$—

	For the Six Months Ended June 30, 2018
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	22,000,000	2,015,227
Principal reductions and amortization discounts	(2,472,597)	—
Distributed to shareholder	—	(2,015,227)
Ending balance	$19,527,403	$—

5.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund held no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

6.	CAPITAL STOCK
As of June 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares authorized, and 100,000 Shares issued and outstanding. Total committed capital of the Company, as of June 30, 2018 and December 31, 2017, was $460.0 million and $450.0 million, respectively. Total contributed capital to the Company through June 30, 2018 and December 31, 2017 was $69.0 million and $25,000, respectively, and of which $54.5 million and $25,000 were contributed to the Fund.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018 to June 30, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company's committed equity capital (regardless of when or if the capital was called). The

Management Fee percentage will remain 1.575% for the next four fiscal quarters based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
For both the period from May 1, 2018 to June 30, 2018 and the six months ended June 30, 2018, management fees were $1.2 million.

8.	FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2018.

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

(Intentionally left blank)

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018

Total return*	122.89%	160.66%

Per share amounts:
Net asset value, beginning of period	$(1.86)	$(1.59)
Net loss	(10.34)	(10.61)
Net decrease in net assets from operations	(10.34)	(10.61)
Return of capital to shareholder	(20.15)	(20.15)
Contributions from shareholder	545.00	545.00

Net asset value, end of period	$512.65	$512.65

Net assets, end of period	$51,265,119	$51,265,119

Ratios to average net assets:
Expenses	54.82%	56.63%
Net loss	(44.34)%	(46.03)%
Portfolio Turn-over rate	0%	0%
* Total return for the three and six months ended June 30, 2018 reflect the start up of the investment operations and were not driven by the performance of the investment portfolio.
9.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, August 14, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) ("Venture-Backed Companies") primarily throughout the United States with a focus on growth oriented companies. It is anticipated that the Fund’s portfolio will be well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital, and the Fund started it investment activities. On May 2, 2018, the Fund completed its first closing of its capital contributions, made its first investment, and became a non-diversified, closed-end investment company under the Investment Company Act of 1940.

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

To qualify as a RIC under the Code, the Fund is required to meet various ongoing requirements, including those for asset diversification. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the Company) and all distributions out of its earnings and profits will be taxable to the Members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund’s investment objective is to achieve superior risk adjusted investment returns by primarily providing debt financing to portfolio companies. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and either upon receipt, or soon thereafter, it will generally distribute these warrants to its shareholder. The Fund also maintains limits for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as manager for Fund VIII.  The Fund's Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards.  The ability of the Fund to co-invest with Fund VIII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder.   After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments.  The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will also allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with  the Conditions.

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

Results of Operations - For the three and six months ended June 30, 2018
Total investment income for the three and six months ended June 30, 2018 was $0.2 million, which primarily consisted of interest received on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average gross outstanding performing loans calculated for the period was $7.3 million and the average interest rate on gross outstanding performing loans was 18.37%. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Organization costs were less than $0.1 million for the three and six months ended June 30, 2018.

Banking and professional fees were less than $0.1 million for the three and six months ended June 30, 2018. Banking and professional fees were primarily from the accrual of the audit review conducted in the second quarter of 2018.

Management fees for the three and six months ended June 30, 2018 were $1.2 million. Management fees were calculated as 1.575% of committed capital for the period from May 1, 2018, the date of the first capital call, to June 30, 2018. The management fee percentage will remain 1.575% for the next four fiscal quarters based on the following schedule of the annual percentages:

Annual Period	Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

Other operating expenses for the three and six months ended June 30, 2018 were less than $0.1 million.

Net investment loss and net decrease in net assets resulting from operations for the three and six months ended June 30, 2018 were $1.0 million.and $1.1 million, respectively. On a per share basis, the net decrease in net assets resulting from operations for the three and six months ended June 30, 2018 were $10.34 and $10.61, respectively.

Liquidity and Capital Resources – June 30, 2018 and December 31, 2017

Total capital contributed to the Fund was $54.5 million and $25,000 as of June 30, 2018 and December 31, 2017, respectively. Committed capital to the Company as of June 30, 2018 and December 31, 2017 was $460.0 million and $450.0 million, respectively, of which $69.0 million and $25,000 had been called as of June 30, 2018 and December 31, 2017, respectively, 100% of which was contributed to the Fund as consideration for the Company's purchase of 100,000 Shares in June 2017. This issuance of stock by the Fund was required by the California Commissioner of Corporations to apply for a finance lender's license, which was issued to the Fund on September 22, 2017. As of June 30, 2018, the remaining available committed capital was $391.0 million of committed capital, which expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

     As of June 30, 2018 and December 31, 2017, 62.5% and 100.0% of the Fund's total assets consisted of cash and cash equivalents, respectively. For the six months ended June 30, 2018, the Fund invested $22.0 million entirely in venture loans. Net loan amounts outstanding were $19.5 million for the same period. Unexpired, unfunded commitments totaled approximately $11.3 million as of June 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2018	$22.0 million	$2.5 million	$19.5 million	$11.3 million

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

As of June 30, 2018, the Fund has cash reserves of $33.0 million and approximately $5.9 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $391.0 million as a liquidity source and the unused portion of the revolving credit facility. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Total Income/(Loss)
(0.50)%	$(165,084)	$(165,084)
1%	$330,137	$330,137
2%	$660,334	$660,334
3%	$990,501	$990,501
4%	$1,320,668	$1,320,668
5%	$1,650,835	$1,650,835

Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new funding to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

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

Changes in Internal Controls:

There were no changes in the Fund’s internal controls over financial reporting or in other factors that could have materially affected, or is reasonably likely to materially affect, the Fund’s internal controls over financial reporting during the period covered by this quarterly report on Form 10-Q.

(Intentionally left blank)

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2017 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business.

Changes to U.S. trade policy may have a negative effect on the global economy and/or our portfolio companies and, in turn, harm the Fund.

Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on May 2, 2018, the Fund sold 100,000 Shares to the Fund’s sole shareholder, the Company, for $25,000 in June 2017. No other shares of the Fund have been sold; however, the Fund received an additional $54.5 million of paid in capital during the period from May 2, 2018, commencement of operations, through June 30, 2018, which is expected to be used to acquire venture loans and fund operations.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
Date:	August 14, 2018	Date:	August 14, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.