Form 10-Q
period 2018-09-30
Venture Lending & Leasing IX, Inc.
filed 2018-11-09
CIK 1717310

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 9, 2018
Common Stock, $.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2018 and December 31, 2017

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2018

Condensed Statement of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2018

Condensed Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2018

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(Cost of $51,757,518 and $0)	$51,757,518	$—
Cash and cash equivalents	6,189,987	25,000
Dividend and interest receivables	616,420	—
Other assets	60,769	—
Total assets	58,624,694	25,000

LIABILITIES
Accrued management fees	1,811,250	—
Due to the manager	—	184,165
Accounts payable and other accrued liabilities	214,837	$—
Total liabilities	2,026,087	184,165

NET ASSETS	$56,598,607	$(159,165)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$63,525,000	$25,000
Accumulated undistributed deficit	(1,781,371)	(184,165)
Distribution in excess of net investment income	(5,145,022)	—
Net assets (equivalent to $565.99 and ($0.16) per share based on 100,000 shares of capital stock outstanding - See Note 6)	$56,598,607	$(159,165)

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 4)	$24,250,000	$—

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

INVESTMENT INCOME:
Interest on loans	$1,411,618	$1,636,371
Other interest and other income	87,983	107,556
Total investment income	1,499,601	1,743,927

EXPENSES:
Management fees	1,811,250	3,022,058
Organization costs	—	27,654
Banking and professional fees	181,443	207,115
Other operating expenses	43,625	84,306
Total expenses	2,036,318	3,341,133

Net investment loss	(536,717)	(1,597,206)

Net decrease in net assets resulting from operations	$(536,717)	$(1,597,206)
Net decrease in net assets resulting from operations per share	$(5.37)	$(15.97)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

For the Nine Months Ended September 30, 2018
Net decrease in net assets resulting from operations:
Net investment loss	$(1,597,206)
Net decrease in net assets resulting from operations	(1,597,206)

Return of capital to shareholder	(5,145,022)
Contributions from shareholder	63,500,000
Net increase in capital transactions	58,354,978

Total increase in net assets	56,757,772

Net assets
Beginning of period	(159,165)

End of period	$56,598,607

See notes to condensed financial statements

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,597,206)
Adjustments to reconcile net decrease in net assets resulting from operation to net cash used in operating activities:
Net increase in dividend and interest receivables	(616,420)
Net increase in other assets	(60,769)
Net increase in accounts payable, due to the manager, other accrued liabilities, and accrued management fees	1,841,922
Origination of loans	(57,625,000)
Principal payments on loans	5,867,482
Acquisition of equity securities	(5,145,022)
Net cash used in operating activities	(57,335,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	63,500,000
Net cash provided by financing activities	63,500,000

Net increase in cash and cash equivalents	6,164,987

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$6,189,987

SUPPLEMENTAL DISCLOSURES:
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,145,022

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	ORGANIZATION AND OPERATIONS OF THE FUND
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

The Fund’s investment objective is to achieve a superior risk adjusted investment return and seeks to achieve that objective by providing debt financing to portfolio companies; most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and distributes these warrants to its shareholder upon receipt. The Fund also has guidelines for the percentage of total assets which will be invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. Within cash and cash equivalents, as of September 30, 2018, the Fund held 6,939,066 units in the Blackrock Treasury Trust Institutional Fund at $1 per unit at a yield of 1.86%. Cash and cash equivalents were $6,189,987, which represented 10.9% of the net assets of the Fund.

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

As of September 30, 2018, the financial statements include nonmarketable investments of $51.8 million (or 88.3% of total assets), and as of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. The fair value of each investment is determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payments, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds received exceed the book value of the respective loan.

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
As of September 30, 2018 and December 31, 2017, there were no loans classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and the risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the nine months ended September 30, 2018. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities
As of September 30, 2018 and December 31, 2017, the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
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

Recent Accounting Pronouncements

In August 2018, the Securities and Exchange Commission (“SEC”) issued Release No. 33-10532 Disclosure Update and Simplification, which amended Regulation S-X and certain other securities laws (the “Amendments”) effective November 5, 2018. The SEC adopted the Amendments with the intention of simplifying reporting through the elimination of redundant, duplicative, overlapping, outdated, or superseded disclosure requirements. The Fund has reviewed and adopted the applicable Amendments, including with respect to Regulation S-X. The Amendments did not have a material impact on the Fund's financial statements or disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820, “Fair Value Measurements and Disclosures.” The changes included new disclosure requirements, elimination of some requirements and the modification of others. ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund does not believe that ASU 2018-13 will have a material impact on its financial statements or disclosures, but continue to evaluate the ASU requirements.
3.     SCHEDULES OF INVESTMENTS
As of September 30, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates as follows (unaudited):

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Enterprise Networking
SnapRoute, Inc.		$3,241,916	$3,241,916	11/1/2021
Subtotal:	5.7%	$3,241,916	$3,241,916

Internet
Amino Payments, Inc.		$591,643	$591,643	12/1/2021
Protecht, Inc.		920,038	920,038	12/1/2021
Thrive Market, Inc.		7,107,119	7,107,119	4/1/2022
Subtotal:	15.2%	$8,618,800	$8,618,800

Medical Devices
Medrobotics Corporation		$8,844,856	$8,844,856	6/1/2021
NeuMoDx Molecular, Inc.		3,132,543	3,132,543	4/1/2023
Subtotal:	21.2%	$11,977,399	$11,977,399

Other Healthcare
Discover Echo, Inc.		$629,899	$629,899	12/1/2020
Subtotal:	1.1%	$629,899	$629,899

Other Technology
Aclima, Inc.		$1,950,196	$1,950,196	7/1/2021
Hint, Inc.		2,180,693	2,180,693	8/1/2021
Kobo360 Inc.*		480,275	480,275	9/1/2020
Make School, Inc.		930,317	930,317	8/1/2021

Borrower	Percentage of Net Assets	Estimated Fair Value 9/30/2018	Par Value 9/30/2018	Final Maturity Date
Nevada Nanotech Systems, Inc.		893,649	893,649	6/1/2021
Plethora, Inc.		697,076	697,076	9/1/2021
Scoot Networks, Inc.		889,271	889,271	3/1/2021
Strong Arm Technologies, Inc.		1,054,699	1,054,699	5/1/2021
Theatro Labs, Inc.		1,409,778	1,409,778	8/1/2022
Subtotal:	18.5%	$10,485,954	$10,485,954

Security
Nok Nok Labs, Inc.		$956,539	$956,539	6/1/2022
Safetrust Holdings, Inc.		439,628	439,628	6/1/2021
Subtotal:	2.5%	$1,396,167	$1,396,167

Software
Blockdaemon, Inc.		$215,332	$215,332	8/1/2021
Dynamics, Inc.		6,118,747	6,118,747	8/1/2021
Interana, Inc.		2,848,050	2,848,050	6/1/2021
Invoice2Go, Inc.		818,360	818,360	3/1/2022
Metricly, Inc.		445,550	445,550	11/1/2021
Mines.io, Inc.*		665,410	665,410	12/1/2021
Oohlala Mobile, Inc.*		465,687	465,687	9/1/2021
Resilio, Inc.		193,135	193,135	3/1/2021
Skillshare, Inc.		1,843,895	1,843,895	6/1/2021
Workspot, Inc.		661,832	661,832	9/1/2021
Subtotal:	25.2%	$14,275,998	$14,275,998

Technology Services
Zeel Networks, Inc.		1,131,385	1,131,385	3/1/2022
Subtotal:	2.0%	$1,131,385	$1,131,385

Total Loans (Cost of $51,757,518)	91.4%	$51,757,518	$51,757,518
* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2018, 2.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

As of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.
4. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2018, the Fund’s investments in loans were primarily to companies based within the United States and it is anticipated that the Fund’s portfolio will be well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The percentage of net assets that each industry group represents is shown with the industry totals above (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans). All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedule above.

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

For the three months and for the period from May 2, 2018, the commencement of investment operations, through September 30, 2018, the weighted-average interest rate on performing and all loans were 16.24% and 15.35%, respectively, which were inclusive of both cash and non-cash interest income. For the three months and for the period from May 2, 2018, the commencement of investment operations, through September 30, 2018, the weighted-average interest rate on the cash portion of the interest income were 12.23% and 11.48%, respectively.

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

As of September 30, 2018 and December 31, 2017, the Fund has unexpired commitments to borrowers of $24.3 million and $0, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period ended September 30, 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of its investments as of September 30, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3

Debt Investments	Fair Value at 9/30/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Internet	$8,618,800	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	$11,977,399	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Technology	$10,485,954	Hypothetical market analysis	Hypothetical market coupon rate	17%

Security	$1,396,167	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$14,275,998	Hypothetical market analysis	Hypothetical market coupon rate	21%

Other*	$5,003,200	Hypothetical market analysis	Hypothetical market coupon rate	15%

	51,757,518
*Other loans, as of September 30, 2018, were comprised of companies in the Enterprise Networking, Other Healthcare and Technology Services industries.

The following tables present the balances of assets and liabilities as of September 30, 2018 and December 31, 2017 measured at fair value on a recurring basis:

As of September 30, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$51,757,518	$51,757,518
Cash equivalents	$6,939,066	$—	$—	$6,939,066
Total	$6,939,066	$—	$51,757,518	$58,696,584

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$25,000	$—	$—	$25,000
Total	$25,000	$—	$—	$25,000
† For a detailed listing of borrowers comprising this amount, please refer to Note 3, Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2018
	Loans	Warrants
Beginning balance	$19,527,403	$—
Acquisitions and originations	35,625,000	3,129,795
Principal reductions and amortization discounts	(3,394,885)	—
Distributed to shareholder	—	(3,129,795)
Ending balance	$51,757,518	$—

	For the Nine Months Ended September 30, 2018
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	57,625,000	5,145,022
Principal reductions and amortization discounts	(5,867,482)	—
Distributed to shareholder	—	(5,145,022)
Ending balance	$51,757,518	$—

5.	EARNINGS PER SHARE
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
As of September 30, 2018 and December 31, 2017, the Fund had 10,000,000 shares authorized, and 100,000 Shares issued and outstanding. Total committed capital of the Company, as of September 30, 2018 and December 31, 2017, was $460.0 million and $450.0 million, respectively. Total contributed capital to the Company through September 30, 2018 and December 31, 2017 was $96.6 million and $25,000, respectively, and of which $63.5 million and $25,000 were contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2018.

For the Nine Months Ended September 30, 2018
Distributions of equity securities	$5,145,022
Total distributions to shareholder	$5,145,022

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018 to June 30, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company's committed equity capital (regardless of when or if the capital was called). The Management Fee percentage will remain 1.575% through June 30, 2019, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management fees of $1.8 million and $3.0 million were recognized as expenses for the three months ended September 30, 2018 and for the period from May 1, 2018 to September 30, 2018, respectively.

8.	FINANCIAL HIGHLIGHTS

GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018

Total return*	(1.03)%	157.97%

Per share amounts:
Net asset value, beginning of period	$512.65	$(1.59)
Net investment loss	(5.37)	(15.97)
Net decrease in net assets from operations	(5.37)	(15.97)
Return of capital to shareholder	(31.29)	(51.45)
Contributions from shareholder	90.00	635.00

Net asset value, end of period	$565.99	$565.99

Net assets, end of period	$56,598,607	$56,598,607

Ratios to average net assets:
Expenses**	15.62%	21.59%
Net investment loss**	(4.12)%	(10.32)%
Portfolio Turn-over rate	0%	0%
* Total return for the three and nine months ended September 30, 2018 reflect the startup of the investment operations and were not driven by the performance of the investment portfolio. The nine month total return figure is a reflection of the Fund's negative capital at the start of the its life.
**Annualized
9.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, November 9, 2018, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

(Intentionally left blank)

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

The Fund is a financial services company providing financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm) as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) ("Venture-Backed Companies") primarily throughout the United States with a focus on growth-oriented companies. It is anticipated that the Fund’s portfolio will be well diversified and consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment, and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

Results of Operations - For the three and nine months ended September 30, 2018
Total investment income for the three and nine months ended September 30, 2018 was $1.5 million and $1.7 million, respectively, and which primarily consisted of interest received on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average gross outstanding performing and all loans for the three and nine months ended September 30, 2018 were $34.8 million and $14.2 million, respectively. The average interest rate on the gross outstanding performing and all loans for the same periods were 16.24% and 15.35%, respectively. Both the increase in the average gross outstanding balances and interest rates contributed to the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

Organization costs were $0 and less than $0.1 million for the three and nine months ended September 30, 2018.

Banking and professional fees were $0.2 million and $0.2 million for the three and nine months ended September 30, 2018, respectively. Banking and professional fees were primarily from the accrual of the audit review conducted in the second quarter of 2018.

Management fees for the three and nine months ended September 30, 2018 were $1.8 million and $3.0 million. Management fees were calculated as 1.575% of committed capital and remain at this percentage for the next three quarters based on the schedule of annual percentages below. For the nine months, the fees calculated from May 1, 2018, the date of the first capital call, to September 30, 2018.

Annual Period	Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

Other operating expenses for the three and nine months ended September 30, 2018 were less than $0.1 million.

Net investment loss and net decrease in net assets resulting from operations for the three and nine months ended September 30, 2018 were $0.5 million and $1.6 million, respectively. On a per share basis, the net decrease in net assets resulting from operations for the three and nine months ended September 30, 2018 were $5.37 and $15.97, respectively.

Liquidity and Capital Resources – September 30, 2018 and December 31, 2017

Total capital contributed to the Fund was $63.5 million and $25,000 as of September 30, 2018 and December 31, 2017, respectively. Committed capital to the Company as of September 30, 2018 and December 31, 2017 was $460.0 million and $450.0 million, respectively, of which $96.6 million and $25,000 had been called as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the remaining available committed capital was $363.4 million of committed capital, which expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

     As of September 30, 2018 and December 31, 2017, 10.6% and 100.0% of the Fund's total assets consisted of cash and cash equivalents, respectively. For the nine months ended September 30, 2018, the Fund invested $57.6 million in venture loans. Net loan amounts outstanding were $51.8 million for the same period. Unexpired, unfunded commitments totaled approximately $24.3 million as of September 30, 2018.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2018	$57.6 million	$5.9 million	$51.8 million	$24.3 million

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

As of September 30, 2018, the Fund has cash reserves of $6.2 million and approximately $16.3 million in scheduled receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $363.4 million as a liquidity source. Together, these amounts are sufficient to meet the current commitment backlog and operational expenses of the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

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

Because the Fund’s loans all impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments and cash balances.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Total Income/(Loss)
(0.50)%	$(30,950)	$(30,950)
1%	$61,900	$61,900
2%	$123,800	$123,800
3%	$185,700	$185,700
4%	$247,599	$247,599
5%	$309,499	$309,499

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

Special risk considerations have arisen relating to Saudi Arabia.

Investments in portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia involve special considerations not typically associated with investments in other assets. These risks include, among others, the possibility that Saudi investment may decrease or become unavailable as a result of restrictions imposed against the Saudi government or funding sources with direct or indirect ties to Saudi Arabia. Recent allegations against the Saudi Arabian government relating to the death of an American-based journalist have exacerbated these risks, as several multinationals have severed ties or indicated their intent to substantially reduce or terminate business relationships with Saudi Arabia and some foreign countries have signaled that their diplomatic relations with Saudi Arabia may be negatively impacted, including through the possible imposition of sanctions, which could also result in retaliatory actions. Given Saudi Arabia’s significant venture investment activities, portfolio companies that receive funding from sources with direct or indirect ties to Saudi Arabia, particularly those tied to the Saudi government, and the venture capital sector as a whole, may experience decreased access to capital, be unable to obtain funding, or experience significant financial setbacks or disruptions. Additionally, companies with contracts with Saudi Arabia or with companies within Saudi Arabia could experience deleterious effects of the political situation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Prior to the Fund's commencement of operations on May 2, 2018, the Fund sold 100,000 Shares to the Fund’s sole shareholder, the Company, for $25,000 in June 2017. No other shares of the Fund have been sold; however, the Fund received an additional $63.5 million of paid in capital during the period from May 2, 2018, commencement of operations, through September 30, 2018, which is expected to be used to acquire venture loans and fund operations.

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

31.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer (Principal Financial Officer) certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer (Principal Financial Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 9, 2018	Date:	November 9, 2018

EXHIBIT INDEX

Exhibit Number	Description
31.1-32.2	Certifications pursuant to The Sarbanes-Oxley Act of 2002.