Form 10-K
period 2018-12-31
Venture Lending & Leasing IX, Inc.
filed 2019-03-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-01253
VENTURE LENDING & LEASING IX, INC.
(Exact name of registrant as specified in its charter)

Maryland	82-2040715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (650) 234-4300

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2019 was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held	May 15, 2019	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (e.g., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to more mature public and late-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may also make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. The Fund expects to eventually elect to be treated for federal income tax purposes as a Registered Investment Company (“RIC”) under the Internal Revenue Code (the “Code”).
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
The Fund’s Shares are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital will be provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. Additionally, the Fund may invest directly in equity securities of Venture-Backed Companies (including equity securities of companies whose loans are held by the Fund), in amounts up to 10% of all investments of the fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the exercise of warrants received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company, as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4 million and capital and surplus of not less than $2 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2018, the percentage of non-qualifying investments in the Fund was 3.8%.
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-traded securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the members of the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities. BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;
2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer’s debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer’s outstanding voting securities;
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
7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; and
8. Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans. Venture loans generally will be made pursuant to a negotiated loan agreement and be evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund will receive periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated).

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
Warrants. The Fund generally will acquire warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each borrower, and will likely be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund did not during the prior year but may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition, although, in this case, as a result of U.S. federal income tax and 1940 Act requirements, such equity investments may be held by the Fund for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund will be classified as a “non-diversified” closed-end investment company under the 1940 Act. Until the Fund qualifies as a RIC, it will not be subject to the diversification requirements applicable to RICs under the Code. Commencing with the first capital call, the Manager will seek to increase the diversification of the Fund’s portfolio so as to make it possible to meet the RIC diversification requirements, as described below.
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than

10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
Industry Segment Diversification. The Fund will generally seek to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
Investment Guidelines. In selecting investments for the Fund’s portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund’s Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Stage of Development Guidelines. The Manager will seek to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

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

•	Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.

•	Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

The Manager will refer to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager will seek to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classification used by the Fund.

Quality Guidelines. The Manager will seek to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25 million within five years.

•	The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2028.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include debt investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider making special situation financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2018, the Fund had not made any Special Situation Financings.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets as long as at the time of such investment at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund borrowed money and intends to continue borrowing from and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. For example, while each of the Fund’s predecessor funds managed by the Manager has utilized leverage to maximize return to investors, Venture Lending & Leasing V, Inc., after the financial crisis of 2008, was only able to acquire a loan facility in the amount of $30 million, much smaller than the facilities used by the funds that preceded Fund V. However, the subsequent three funds, Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., and Venture Lending & Leasing VIII, Inc. have operated in an improving economic environment. During Fund VI’s existence, the credit markets allowed it to initially obtain a credit line of $40 million and as the capital markets improved, it eventually increased the line to $160 million. During Fund VII’s existence, the credit markets have continued to improve allowing it to initially obtain a credit line of $125 million which was later increased to $255 million. During Fund VIII’s existence, the credit markets have remained open allowing it to initially obtain a credit line of $125 million which was later increased to $280 million.
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

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the 1940 Act (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Manager, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund’s outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund’s disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until June 30, 2022, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund's office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

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

The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in special situation financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. After the fifth anniversary following the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters), following the earlier of the first investment by the Fund or the Company) and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Amended and Restated Articles of Incorporation provide that, on December 31, 2028, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2028, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and Special Situation Financings, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and, if the Fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the BDC’s or RIC’s, the Fund may not fund new investments, which would impact the operations of the Fund.
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
Subordinated Debt. Some of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund borrowed money and intends to continue borrowing from and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. For example, while each of the Fund’s predecessor funds managed by the Manager has utilized leverage to maximize return to investors, Venture Lending & Leasing V, Inc. (“Fund V”), after the financial crisis of 2008, was only able to acquire a loan facility in the amount of $30.0 million, much smaller than the facilities used by the funds that preceded Fund V. However, the subsequent three funds, Venture Lending & Leasing VI, Inc. (“Fund VI”), Venture Lending & Leasing VII, Inc. (“Fund VII”), and Venture Lending & Leasing VIII, Inc. (“Fund VIII”) have operated in an improving economic environment, During Fund VI’s existence, the credit markets allowed it to initially obtain a credit line of $40.0 million and as the capital markets improved, it eventually increased the line to $160.0 million. During Fund VII’s existence the credit markets have continued to improve allowing it to initially obtain a credit line of $125.0 million which later increased to $255.0 million. During Fund VIII’s existence the credit markets have remained open allowing it to initially obtain a credit line of $125.0 million which later increased to $280.0 million. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met.
The Fund has a secured syndicated debt facility with a borrowing availability of $200 million and the outstanding balance under the facility as of December 31, 2018 was $6.0 million.
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
Lenders require that the Fund pledge portfolio assets as collateral for borrowings and require that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders also require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over hedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Tax Status. The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might be difficult to meet if the borrowers under some loans draw down their committed financing at a faster rate than other borrowers, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act will be valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual Member as a miscellaneous itemized deduction, for 2017 subject to the limitation on miscellaneous itemized deductions not exceeding 2% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
Calculation of Management Fee. As compensation for its services to the Fund, the Manager will receive an investment management fee from the Fund (the “Management Fee”), commencing when capital is first called from the members of the Company. The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment) will be calculated as a percentage of committed capital, as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
The calculation of the Management Fee could result in fees being disproportionately large relative to the value of the Fund’s portfolio if the total assets of the Fund are low compared to the committed capital. This could occur, for example, if the Fund does not originate as many loans as anticipated, or if the loans in the Fund’s portfolio are repaid at a rapid rate during such period.
Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems.

Cyber-attacks against or security breakdowns of the Fund or its service providers or portfolio companies may adversely impact the Fund and its shareholders, potentially resulting in, among other things: financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; exposure of personal information belonging to the Fund and its shareholders and violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity and privacy risks may also impact the Fund’s transactional counterparties, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions, which could cause the Fund to suffer losses.

In general, cybersecurity attacks and breaches include, but are not limited to, efforts by bad actors to gain unauthorized access to systems, networks, devices or other digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users) or using a phishing scheme to impersonate an executive or vendor to cause an unauthorized transfer of funds. There can be no assurance that the Fund or its service providers or portfolio companies will not suffer losses relating to cyber-attacks or other information security breaches in the future.

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or otherwise prevent cyber losses.

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

MeToo Movement. The #MeToo, “Time’s Up” and related social movements have focused attention on issues relating to gender equality in the workplace and raised awareness of the obligation to prevent sexual harassment and other forms of sexual misconduct in the workplace. Recently, companies have lost executives and faced major lawsuits and fines due to allegations of sexual harassment, gender discrimination and other misconduct, including negligence or misconduct in handling such allegations. There is no guarantee that the Fund’s portfolio companies will not experience negative fallout stemming from allegations of sexual harassment, gender discrimination and other misconduct resulting from the actions and/or inactions of such companies, their employees, and/or affiliates.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be conducted, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and begin the two-year period set out for withdrawal discussions in the Treaty on European Union. The UK is scheduled to exit the EU on March 29, 2019, but the fate of Brexit remains unclear as the terms of the eventual Brexit must be agreed to and the exit deadline may be extended under EU law, especially if the UK and the EU are unable to agree to a Brexit deal prior to the March 2019 deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents. The ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently. Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. While it is not possible to determine the precise impact these events may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, resulting in negative impacts, such as increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, which may adversely affect the value of the Fund's investments. In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change and Natural Disaster Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may significantly affect the value of the Fund’s investments. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition, climate change regulation, or business trends driven by climate change, could result in direct or indirect adverse consequences to the Fund’s investments.

LIBOR Phase-Out Risk. Many financial instruments utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced a desire to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. As such, the effect of a transition away from LIBOR on the Fund or the financial instruments in which the Fund invests cannot yet be determined.
INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including the risk of war and political unrest, the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments.

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
Accounting & Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
Remedies Upon Default. In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. However, the Fund could experience significant delays in exercising its rights as a secured lender and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
Privately-held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund will be required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due Diligence Risks. Before making investments, the Manager conducts a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., and Venture Lending & Leasing VIII, Inc., and to a lesser extent Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
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
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
Changes to U.S. trade policy may have a negative effect on the global economy and/or the Fund’s portfolio companies and, in turn, harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
Special risk considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors. The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by trade disputes between the United States and China involving U.S.-imposed tariffs. Among other things, such disputes could prompt a portfolio company to reduce operations in China and/or suffer of downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. These factors could be exacerbated as a result of negotiations between the United States and China to resolve the trade disputes.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability in the case of many companies in which the Fund invests are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act. The Fund intends to qualify as a RIC under the Code and will thereafter seek to continually meet the diversification standards thereunder. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII’) and Other Funds. The Manager also serves as the manager for Fund VIII. The Fund's Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards. The ability of the Fund to co-invest with Fund VIII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.
To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements. In all transactions in which the Fund and Fund VIII invest, or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund, Fund VIII (or the successor fund as the case may be) and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund, Fund VIII (or the successor fund) and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund, Fund VIII and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon Manager and its delegates for valuing the assets.

Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $20,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Effective December 5, 2018, the annual fee was increased to $30,000 and the compensation for the chair of the Audit Committee was increased to $10,000 and was pro-rated for the remainder of 2018. Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $10,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the Members.
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
Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest by providing the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.
Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these funds, which may be the same investment that the Fund (or a Prior Debt Fund Entity) has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a Prior Debt Fund Entity), and for such investment opportunity to only subsequently be offered to the Unaffiliated Fund once declined by the Fund (or a Prior Debt Fund Entity).

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS.
The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 14, 2019 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund, and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2018, the Fund had distributed $7.3 million to date to its sole shareholder, none of which were in cash.
ITEM 6.        SELECTED FINANCIAL DATA.
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2018	For the Period Ended December 31, 2017*
Statements of Operations Data:
Investment income:
Interest on loans	$4,292,189	$—
Other interest and other income	152,248	—
Total investment income	4,444,437	—
Expenses:
Management fees	4,833,308	—
Organizational costs	27,654	184,165
Interest expense	72,360	—
Banking and professional fees	360,208	—
Other operating expenses	115,034	—
Total expenses	5,408,564	184,165
Net investment loss	(964,127)	(184,165)
Net decrease in net assets resulting from operations	$(964,127)	$(184,165)

AMOUNTS PER COMMON SHARE:
Net decrease in net assets resulting from operations	$(9.64)	$(1.84)
Weighted Average Shares Outstanding	100,000	100,000

	As of December 31,
	2018	2017*
Statements of Assets and Liabilities Data:
Loans	$79,045,107	$—
Net assets	$74,088,727	$(159,165)
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund had not yet commenced investment operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio will consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The Fund’s capital is generally used by portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment, and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, the Fund may, from time to time, act as a diversified investment company with the meaning of Section 5(b)(1) of the 1940 Act.
The Fund expects to eventually elect to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to the Company as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk adjusted investment returns by providing debt financing to Venture-Backed Companies. The Fund’s investing activities have focused primarily on private debt securities. The Fund generally receive warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets which will be invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrowers’ ability to repay their loans may be adversely impacted by several factors, and as a result, the loan may not fully be repaid. Furthermore, the Fund’s security interest in any collateral over borrowers’ assets may be insufficient to make up any shortfall in payments.
Critical Accounting Policies, Practices and Estimates
Critical accounting policies and practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates of the on net assets or operating performance is material.

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

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. The Manager has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from the Manager’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations – For the year ended December 31, 2018 and period ended December 31, 2017
Total investment income for the year ended December 31, 2018 and the period ended December 31, 2017 (i.e. the period from June 28, 2017, sale of capital stock, through December 31, 2017) were $4.4 million and $0, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average gross outstanding performing loans calculated on a monthly basis was $26.3 million for the year ended December 31, 2018. The weighted-average interest rate on performing and all loans for the same period was 16.33%. There were no outstanding loans for the period ended December 31, 2017 as the Fund had not started investment operations.
Total organizational costs for the year ended December 31, 2018 and the period ended December 31, 2017 were less than $0.1 million and $0.2 million, respectively. Organizational costs decreased in 2018 because the Fund completed a majority of the fund formation process in 2017 prior to the start of investment operations.
Banking and professional fees were $0.4 million and $0 for the year ended December 31, 2018 and the period ended December 31, 2017, respectively.
Management fees were calculated as 1.575% of committed capital and was $4.8 million for the year ended December 31, 2018. There was no management fee in 2017 as the Company had not called capital.
Other operating expenses for the year were $0.1 million and $0 for the year ended December 31, 2018 and the period ended December 31, 2017, respectively. Operating expense increased in 2018 because the Fund started investment operations in May 2018.
Net decrease in net assets from operations for the year ended December 31, 2018 and the period ended December 31, 2017 were $1.0 million and $0.2 million, respectively. On a per share basis, the net decrease in net assets resulting from operations was $9.64 and $1.84, respectively.
Liquidity and Capital Resources -- December 31, 2018
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Committed capital to the Company as of December 31, 2018 and 2017 was $460.0 million and $450.0 million, respectively, of which $96.6 million and $25,000 had been called and received. As of December 31, 2018, $363.4 million of capital remains uncalled and expires on the Fund’s fifth anniversary of its first investment. However, the Manager is permitted to extend the Fund’s investment period by up two (2) additional calendar quarters in its sole and absolute discretion.
The change in cash for the year ended December 31, 2018 and the period ended December 31, 2017 was:

	2018	2017
Net cash used in operating activities	$(86,387,259)	—
Net cash provided by financing activities	87,195,074	25,000
Net increase in cash and cash equivalents	$807,815	25,000
As of December 31, 2018 and the period ended December 31, 2017, 1.0% and 100.0%, respectively, of the Fund’s assets consisted of cash and cash equivalents.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200,000,000 with the option to request that borrowing availability be increased up to $400,000,000, subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan, or a LIBOR Market Index Rate Loan. The Fund will pay interest on its borrowings upon each maturity date. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2018, $6.0 million was outstanding under the facility.
The Fund invested its assets in venture loans during the year ended December 31, 2018. Amounts disbursed under the Fund’s loan commitments were $87.1 million. Net loan amounts outstanding after amortization and valuation adjustments as of December 31, 2018 were approximately $79.0 million. No loan commitments or loan fundings were made in 2017.

Year Ended	Cumulative Amount Disbursed	Principal Amortization and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2018	$87.1 million	$8.1 million	$79.0 million	$31.0 million

Unexpired unfunded commitments for the year ended December 31, 2018 were $31.0 million. There were no unexpired unfunded commitments for the period from June 28, 2017, sale of capital stock, through December 31, 2017, because the Fund had not commenced investment operations. The following table shows the unfunded commitments by borrowers as of December 31, 2018:

Borrower	Industry	Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It has been the experience of the Manager that not all unfunded commitments will be used by the borrowers. Many credit agreements with the borrowers contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Finally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unfunded commitments do not necessarily reflect future cash requirements or future investment income for the Fund.
The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of December 31, 2018, the Fund had adequate cash reserves of $0.8 million and approximately $27.4 million in scheduled loan payments over the next year. Additionally, the Fund has access to uncalled capital of $363.4 million as a liquidity source and a borrowing base that continues to grow as the Fund makes additional commitments. These amounts are sufficient to meet the current backlog and operational expenses of the Fund over the next year. The Fund constantly evaluates potential future liquidity resources and demands before making any future commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Fund’s business activities contain various elements of risk, and interest rate and credit risk are considered the principal types of market risk. The Fund considers the management of risk essential to conducting its business and to maintaining profitability. Accordingly, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.
The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as it will primarily invest in private business enterprises and it distributes all equity investments upon receipt to the Company.
The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.
The Fund’s sensitivity to changes in interest rates will be regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2018, the outstanding debt balance was $6.0 million at a floating interest rate of 2.51%. The Fund has no interest protection on the entire outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2018. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest rate change by	Other Interest and Other Income/(Loss)	Interest Income/(Expense)	Total Income/(Loss)
(0.50)%	$(4,164)	$30,000	25,836
1%	$8,328	$(60,000)	(51,672)
2%	$16,656	$(120,000)	(103,344)
3%	$24,984	$(180,000)	(155,016)
4%	$33,313	$(240,000)	(206,687)
5%	$41,641	$(300,000)	(258,359)
Additionally, a change in the interest rate may effect Net change in unrealized gain (loss) from investments. The amount of any such effect will be contingent upon market expectations for future interest rate changes.

Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate caps, and anticipates hedging interest rate risk associated with future borrowings once borrowings reach a certain level.

The Fund is not sensitive to changes in foreign exchange rates, commodity prices and other market rates or prices.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Quarterly Results
This information has been derived from unaudited financial statements that, in the opinion of Management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future year. The format of the statements has been modified, thus certain numbers have been combined in order to fit the format of the statements. Prior to June 28, 2017, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 Shares to the Company and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 22, 2017.
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$—	$224,753	$1,411,618	$2,655,818
Other interest and other income	—	19,573	87,983	44,692
Total investment income	—	244,326	1,499,601	2,700,510
Expenses:
Management fees	—	1,210,808	1,811,250	1,811,250
Organizational cost	26,973	681	—	—
Interest expense	—	—	—	72,360
Banking and professional fees	—	25,672	181,443	153,093
Other operating expenses	—	40,680	43,626	30,728
Total expenses	26,973	1,277,841	2,036,319	2,067,431
Net investment income (loss)	(26,973)	(1,033,515)	(536,718)	633,079

Net increase (decrease) in net assets resulting from operations	$(26,973)	$(1,033,515)	$(536,718)	$633,079
Amount per common share:
Net increase (decrease) in net assets resulting from operations	$(0.27)	$(10.34)	$(5.37)	$6.33
Weighted average shares outstanding	100,000	100,000	100,000	100,000
(Intentionally left blank)

	Quarterly Information for the Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income:
Interest on loans	$—	$—	$—
Other interest and other income	—	—	—
Total investment income	—	—	—
Expenses:
Management fees	—	—	—
Organizational cost	4,235	4,921	175,009
Interest expense	—	—	—
Banking and professional fees	—	—	—
Other operating expenses	—	—	—
Total expenses	4,235	4,921	175,009
Net loss	(4,235)	(4,921)	(175,009)

Net decrease in net assets resulting from organization	$(4,235)	$(4,921)	$(175,009)
Amount per common share:
Net decrease in net assets resulting from organization	$(0.04)	$(0.05)	$(1.75)
Weighted average shares outstanding	100,000	100,000	100,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures

At the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of the Fund’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred during the Fund’s fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 123a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of our management, including our Chief Executive Officer and

Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on our evaluation under the COSO 2013 Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting as applicable to the Fund was effective as of December 31, 2018. During 2018, there were no significant changes to the internal control processes applicable to the Fund.
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
This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
Changes in Internal Controls
There have not been any changes in the Fund’s internal controls over financial reporting identified in connection with Management’s report that occurred during the Fund’s fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.
(Intentionally left blank)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994
Maurice C. Werdegar, President and Chief Executive Officer	54	President, Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999
Martin D. Eng, Vice President, Chief Financial Officer, Treasurer, and Secretary	67	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2005.
David R. Wanek, Vice President	45	Vice President and other positions for Westech Investment Advisors since 2001
The information required by this item concerning the directors of the Fund and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2019 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2018 and December 31, 2017
Statements of Operations for the year ended December 31, 2018 and period ended December 31, 2017
Statements of Changes in Net Assets for the year ended December 31, 2018 and period ended December 31, 2017
Statements of Cash Flows for the year ended December 31, 2018 and period ended December 31, 2017
Schedules of Investments as of December 31, 2018 and December 31, 2017
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.
2.    Exhibits

Exhibit	Exhibit Title

3(i)
Amended and Restated Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on September 25, 2017, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

4(i)
Form of Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10(i)	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10(iii)(A)
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

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

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Martin D. Eng
	Maurice C. Werdegar			Martin D. Eng
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2019		Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Roger V. Smith	Director	March 14, 2019
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 14, 2019
Scott Taylor

By:	/S/ Ronald W. Swenson	Chairman & Director	March 14, 2019
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 14, 2019
Robert Hutter

By:	/S/ Maurice C. Werdegar	President, CEO & Director	March 14, 2019
Maurice C. Werdegar

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets, cash flows, financial highlights (presented in Note 9) for the year ended December 31, 2018, and the period from June 28, 2017 (inception) through December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations, changes in net assets, and cash flows and financial highlights for the year ended December 31, 2018, and the period from June 28, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2018, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 14, 2019

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS
Loans, at estimated fair value
(Cost of $79,045,107 and $0)	$79,045,107	$—
Cash and cash equivalents	832,815	25,000
Dividend and interest receivables	985,020	—
Other assets	1,316,366	—
Total assets	82,179,308	25,000

LIABILITIES
Borrowings under debt facility	6,000,000	—
Accrued management fees	1,811,250	—
Due to the manager	—	184,165
Accounts payable and other accrued liabilities	279,331	—
Total liabilities	8,090,581	184,165

NET ASSETS (DEFICIT)	$74,088,727	$(159,165)

Analysis of Net Assets (Deficit):

Capital paid in on shares of capital stock	$82,525,000	$25,000
Accumulated undistributed deficit	(1,148,292)	(184,165)
Distribution in excess of net investment income	(7,287,981)	—
Net assets (deficit) (equivalent to $740.89 and ($1.59) per share based on 100,000 shares of capital stock outstanding - See Note 5)	$74,088,727	$(159,165)

Commitments & Contingent Liabilities:
Unfunded unexpired commitments (See Note 8)	$31,025,000	$—

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Year Ended December 31, 2018 and Period Ended December 31, 2017*

	For the Year Ended	For the Period Ended
	December 31, 2018	December 31, 2017*
INVESTMENT INCOME:
Interest on loans	$4,292,189	$—
Other interest and other income	152,248	—
Total investment income	4,444,437	—

EXPENSES:
Management fees	4,833,308	—
Organizational costs	27,654	184,165
Interest expense	72,360	—
Banking and professional fees	360,208	—
Other operating expenses	115,034	—
Total expenses	5,408,564	184,165
Net investment loss	(964,127)	(184,165)

Net decrease in net assets resulting from operations	$(964,127)	$(184,165)

Amount per common share:
Net decrease in net assets resulting from operations per share	$(9.64)	$(1.84)
Weighted average shares outstanding	100,000	100,000
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund had not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Year Ended December 31, 2018 and Period Ended December 31, 2017

	For the Year Ended	For the Period Ended
	December 31, 2018	December 31, 2017*
Net decrease in net assets from operations:
Net investment loss	$(964,127)	$(184,165)
Net decrease in net assets resulting from operations	(964,127)	(184,165)

Distributions of income to shareholder	(7,287,981)	—
Contributions from shareholder	82,500,000	25,000
Net increase in capital transactions	75,212,019	25,000

Net increase (decrease) in net assets	74,247,892	(159,165)

Net assets (deficit)
Beginning of year/period*	(159,165)	—

End of year/period*	$74,088,727	$(159,165)
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund had not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Year Ended December 31, 2018 and the Period Ended December 31, 2017

	For the Year Ended	For the Period Ended
	December 31, 2018	December 31, 2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets from operations	$(964,127)	$(184,165)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Amortization of deferred costs related to borrowing facility	35,268	—
Net increase in dividend and interest receivables	(985,020)	—
Net increase in other assets	(46,708)	—
Net increase in accounts payable, other accrued liabilities, accrued management fees and due to manager	1,906,416	184,165
Origination of loans	(87,100,000)	—
Principal payments on loans	8,054,893	—
Acquisition of equity securities	(7,287,981)	—
Net cash used in operating activities	(86,387,259)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	82,500,000	25,000
Borrowings under debt facility	6,000,000	—
Payment of bank facility fees and costs	(1,304,926)	—
Net cash provided by financing activities	87,195,074	25,000
Net increase in cash and cash equivalents	807,815	25,000

CASH AND CASH EQUIVALENTS:
Beginning of year/period*	25,000	—
End of year/period*	$832,815	$25,000

SUPPLEMENTAL DISCLOSURES:
NON-CASH ACTIVITIES:
Distributions of equity securities to shareholder	$7,287,981	$—
*From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund had not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2018
As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
Biotechnology Total		1.9%				$1,485,403	$1,376,139	$1,376,139

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		4.4%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	$625,521	$597,770	$597,770	12/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
Internet Total		17.5%				$14,081,185	$12,972,122	$12,972,122

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$618,631	$566,206	$566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
Medical Devices Total		17.2%				$13,976,060	$12,725,062	$12,725,062

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,237,487	$1,168,686	$1,168,686	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
Other Healthcare Total		2.4%				$1,847,783	$1,740,235	$1,740,235

Other Technology
	Aclima, Inc.		Senior Secured	11.0%	0.5%	$2,109,845	$1,987,764	$1,987,764	7/1/2021
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021
	Fitplan, Inc.* ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.* ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,877	462,877	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					1,245,874	1,193,881	1,193,881
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
Other Technology Total		24.9%				$19,791,717	$18,472,262	$18,472,262

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021
Security Total		2.5%				$1,978,339	$1,876,630	$1,876,630

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,484,845	$1,404,604	$1,404,604	11/1/2021
Semiconductors & Equipment Total		1.9%				$1,484,845	$1,404,604	$1,404,604

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$247,555	$219,310	$219,310	8/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.* ^ Subtotal					1,236,797	1,166,301	1,166,301
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.* ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
Software Total		31.4%				$25,649,366	$23,269,035	$23,269,035

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$495,800	$455,925	$455,925	2/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
Technology Services Total		2.6%				$2,105,568	$1,942,951	$1,942,951
Grand Total		106.7%				$85,866,925	$79,045,107	$79,045,107
* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 3.8% of the Fund’s assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.
^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment. The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2017, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.

See notes to financial statements.

(Intentionally left blank)

VENTURE LENDING & LEASING IX, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC, (“Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless an election is made to dissolve earlier by the Board of Directors (the “Board”). One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). Prior to commencing operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses, the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in June 2017 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations in order for the Fund to apply for a finance lender’s license, which was obtained on September 22, 2017.

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
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Accounting
The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Fund is an investment company in accordance with Accounting Standards Codification 946, Financial Services - Investment Companies (“ASC 946”), which defines investment companies and prescribes specialized accounting and reporting requirements for investment companies.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and cash equivalents with maturities of 90 days or less. Included in this are money market mutual funds that are valued at their most recently traded price prior to the valuation date. As of December 31, 2018, 100% of cash and cash equivalents was held in cash. Cash and cash equivalents were $0.8 million, which represented 1.1% of the net assets of the Fund.
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

As of December 31, 2018 and the period from June 28, 2017, sale of capital stock, through December 31, 2017, the financial statements include nonmarketable investments of $79.0 million and $0. The fair value of each investment is determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that together, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of December 31, 2018 and 2017, there were no loans classified as non-accrual.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years for the year ended December 31, 2018. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities
Other Assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. The costs are capitalized and then amortized over the term of the facility.

As of December 31, 2018 and the period from June 28, 2017, sale of capital stock, through December 31, 2017 the fair values of Other Assets and Liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

As of December 31, 2018 and for the period from June 28, 2017, sale of capital stock, through December 31, 2017, based on borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $6.0 million and $0, respectively.

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
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on December 20, 2021. The amortization of these costs is recorded as Interest expense in the Statements of Operations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” and subsequently issued several amendments to the standard. ASU 2014-09 and its related amendments offer comprehensive guidance on the recognition of revenue upon the exchange of promised goods or services with customers. The main principle of the guidance is for an entity to recognize revenue upon the transfer of the promised goods or services that reflect the consideration to which the entity deems it to be entitled to for the exchange of those goods or services. The guidance has a five-step framework for the entity to follow: (i) identify the contract(s) with a customer, (ii) identify the performance obligation(s) in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligation(s) in the contract, and (v) recognize revenue when the entity satisfies a performance obligation. ASU 2014-09 and its related amendments became effective January 1, 2018. The Fund elected to adopt this ASU on January 1, 2018 with no material effect on its financial statements or disclosures.

In August 2018, FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820),” which made changes to the fair value measurement disclosure requirements in ASC 820, “Fair Value Measurements and Disclosures.” The changes included new disclosure requirements, elimination of some requirements and the modification of others. ASU 2018-13 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2019. The Fund adopted the changes per ASU 2018-13 and there was no material impact on its financial statements or disclosures.
3. FAIR VALUE DISCLOSURES
The Fund primarily provides asset-based financing to start-up and emerging growth venture-backed companies which are generally made to borrowers pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2018, the Fund’s investments in loans were primarily to companies based within the United States and it is anticipated that the Fund’s portfolio will consist of companies in the communications, information services, media, and technology, including software and technology-enabled business services, bio-technology, and medical devices industry sectors, among others. The percentage of net assets that each industry group represents is shown with the industry totals above (the sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans).

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

Loan balances in the Statements of Investments are summarized by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment may have a different maturity date and amount.

For the for the period from May 2, 2018, the commencement of investment operations, through December 31, 2018, the weighted-average interest rate on performing and all loans was 16.33%. For period from May 2, 2018, the commencement of investment operations, through December 31, 2018, the weighted-average interest rate on the cash portion of the interest income was 12.11%. For the period from June 28, 2017, sale of capital stock, through December 31, 2017, the Fund had not yet commenced investment operations and correspondingly, there was no interest income.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as described in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the par value of the loan will approximate fair value.

For the year ended December 31, 2018 and for the period from June 28, 2017, sale of capital stock, through December 31, 2017, the Fund has unexpired commitments to borrowers of $31.0 million and $0, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the period from May 2, 2018, the commencement of investment operations, through December 31, 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market mutual fund, and therefore, these measurements are classified as Level 1. The Fund's borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs.

The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of its investments as of December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3

Debt Investments	Fair Value at 12/31/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range

Biotechnology	$1,376,139	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	$3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	$12,972,122	Hypothetical market analysis	Hypothetical market coupon rate	17%

Debt Investments	Fair Value at 12/31/18	Valuation Techniques / Methodologies	Unobservable Input	Weighted Average / Amount / Range
Medical Devices	$12,725,062	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Healthcare	$1,740,235	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	$18,472,262	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	$1,876,630	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	$1,404,604	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	$23,269,035	Hypothetical market analysis	Hypothetical market coupon rate	19%

Technology Services	$1,942,951	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total Debt Investments	79,045,107

The following tables present the balances of assets and liabilities as of December 31, 2018 and 2017 measured at fair value on a recurring basis:

As of December 31, 2018	Level 1	Level 2	Level 3	Total
ASSETS:
Loans†	$—	$—	$79,045,107	$79,045,107
Total	$—	$—	$79,045,107	$79,045,107

LIABILITIES:
Borrowings under debt facility	—	$6,000,000	—	$6,000,000
	$—	$6,000,000	$—	$6,000,000
† For a detailed listing of borrowers comprising this amount, please refer to the Statement of Investments.

As of December 31, 2017	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$25,000	—	—	$25,000
Total	$25,000	—	—	$25,000

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the year ended December 31, 2018
	Loans	Warrants
Beginning balance	—	—
Acquisitions and originations	87,100,000	7,287,981
Principal reductions and amortization of discounts	(8,054,893)	—
Distributions to shareholder	—	(7,287,981)
Ending balance	79,045,107	—

For the period from June 28, 2017, sale of capital stock, through December 31, 2017, there were no investment operations and accordingly, there were no changes in Level 3 assets.
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
5.  CAPITAL STOCK
As of December 31, 2018, there were 10,000,000 Shares authorized, and 100,000 Shares issued and outstanding. The Fund was organized during 2017. Total committed capital of the Company for the year ended December 31, 2018 and the period from June 28, 2017, sale of capital stock, through December 31, 2017 were $460.0 million and $450.0 million, respectively. Total contributed capital to the Company for the year ended December 31, 2018 and the period from June 28, 2017 through December 31, 2017 was $96.6 million and $25,000, respectively, and of which $82.5 million and $25,000 were contributed to the Fund.
The chart below shows the distributions of the Fund for the year ended December 31, 2018 . There were no distributions to the shareholder for the period from June 28, 2017, sale of capital stock, to December 31, 2017.

For the Year Ended
December 31, 2018
Distributions of equity securities and convertible notes	7,287,981

Total distributions to shareholder	$7,287,981
6. DEBT FACILITY
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200,000,000 with the option to request that borrowing availability be increased up to $400,000,000, subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan, or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the Prime Rate, and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan Period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) Business Days prior to the first day of the applicable LIBOR Loan Period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System ( or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”)(“LIBOR”). A LIBOR Market Index Rate Loan is defined as a Loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR. As of December 31, 2018, the Fund’s outstanding borrowings were entirely based on the LIBOR Rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) LIBOR plus 2.50% or (ii) the Reference Rate plus 1.50%, or (iii) the LIBOR Market Index Rate plus 2.50%. The Fund also pays an annual commitment fee under the Loan Agreement. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused line fee quarterly. The Fund will pay interest on its borrowings upon each maturity date. As of December 31, 2018, $6.0 million was outstanding under the facility.

As of December 31, 2018, the LIBOR Rate was as follows:

1-month LIBOR	2.5027%
3-month LIBOR	2.8076%
Bank fees and other costs of $1.3 million were incurred in connection with the facility have been capitalized and amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2018 the remaining unamortized fees and costs of $1.3 million are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on (i) the incurrence of liens, (ii) consolidations, mergers and asset sales, and (iii) capital expenditures. As of December 31, 2018 Management believes that the Fund was in compliance with these covenants.
The following is the summary of the outstanding facility draws as of December 31, 2018:

Roll-over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
December 27, 2018	$6,000,000	1/28/2019	5.01%
TOTAL OUTSTANDING	$6,000,000
* On January 11, 2019, Management borrowed $10.0 million on a LIBOR Market Index Rate loan. On January 18, 2019, Management borrowed an additional $7.0 million on a LIBOR Market Index Rate loan. On January 28, 2019, Management rolled over the $6.0 million LIBOR rate loan and $10.0 million of the LIBOR Market Index Rate loan into a $16.0 million 30-day LIBOR rate loan with an all-in rate of 5.01% and a maturity date of February 27, 2019. On January 29, 2019, Management borrowed $21.0 million on a LIBOR Market Index Rate loan, which converted to a 30-day LIBOR rate loan on February 1, 2019 with an all-in rate of 5.01% and a maturity date of February 27, 2019. On February 27, 2019, Management rolled over the $21.0 million and $16.0 million 30-day LIBOR rate loans into a $31.0 million 30-day LIBOR rate loan with an all-in rate of 4.98% and a maturity date of March 29, 2019; and paid down $6.0 million of the principal balance.
** Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

(Intentionally left blank)

7. MANAGEMENT AND RELATED PARTIES

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
Management fees of $4.8 million were recognized as expenses for the period from May 1, 2018, first capital commitment, to December 31, 2018. There were no management fees paid for period from June 28, 2017, sale of capital stock, through December 31, 2017.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Amended and Restated Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees, and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Amended and Restated Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund acquired a directors & officers insurance policy.
Liabilities to the Manager

The liability due to the manager is comprised of expenses paid and to be paid by the Manager on behalf of the Fund.  The Fund reimbursed the Manager once the Fund commenced investment operations in 2018.  As of the year ended December 31, 2018 and for the period ended December 31, 2017, the total due to the Manager was $0 and $0.2 million.

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards. The ability of the Fund to co-invest with Fund VIII is subject to the conditions (“Conditions”) set forth in certain exemptive relief currently being sought by the Fund from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

To the extent that clients, other than Fund VIII, advised by the Manager invest in opportunities available to the Fund, the Manager will also allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements
In all transactions in which the Fund and Fund VIII invest, or those in which another lender/lenders has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund, Fund VIII (or the successor fund as the case may be) and/or the other lender/lenders will enter into an intercreditor agreement pursuant to which the Fund, Fund VIII (or the successor fund) and/or the other lender/lenders will cooperate, along with any predecessor funds which still have a balance outstanding, in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund, Fund VIII and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lender will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower).

As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting there from may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
8. TAX STATUS
The Fund had no taxable income for the year ended December 31, 2018. The Fund anticipates electing to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.
9. UNFUNDED COMMITMENTS
As of December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $31.0 million. There were no unfunded commitments for the period from June 28, 2017, sale of capital stock, through December 31, 2017, as the Fund had not commenced investment operations.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It has been the experience of the Manager that not all unfunded commitments will be used by the borrowers. Many credit agreements with the borrowers contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Finally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unfunded commitments do not necessarily reflect future cash requirements or future investment income for the Fund.
The table below contains the Fund’s unexpired unfunded commitments for the year ended December 31, 2018:

Borrower	Industry	Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019

Borrower	Industry	Unfunded Commitment	Expiration Date
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
10. FINANCIAL HIGHLIGHTS
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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended		For the Period Ended
	December 31, 2018		December 31, 2017*

Total return	160.39%		(1,101.20)%	**

Per share amounts:
Net asset value, beginning of period	$(1.59)		$—

Net loss	(9.64)		(1.84)
Net decrease in net assets resulting from operations	(9.64)		(1.84)

Distributions of income to shareholder	(72.88)		—
Contributions from shareholder	825.00		0.25
Net asset value, end of period	$740.89		$(1.59)

Net assets, end of period	$74,088,727		$(159,165)

Ratios to average net assets:
Expenses	16.60%		1,057.92%	**
Net loss	(2.96)%		(1,057.92)%	**
Portfolio turn-over rate	0%		0%
Average debt outstanding	$6,000,000	~~^~~	$—
* From June 28, 2017, sale of capital stock, through December 31, 2017. The Fund had not yet commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
^ The average debt outstanding is over the period from the establishment of the debt facility, December 20, 2018, through December 31, 2018.

11. SUBSEQUENT EVENTS
On February 7, 2019, the Fund entered into a interest rate swap with MUFG Union Bank, N.A. with a preliminary notional amount of $35.0 million to convert floating liabilities to fixed rates. The termination date of the swap is December 20, 2021.
The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.