Form 10-Q
period 2019-03-31
Venture Lending & Leasing IX, Inc.
filed 2019-05-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(650) 234-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of March 31, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $98,317,234 and $79,045,107)	$98,304,920	$79,045,107
Cash and cash equivalents	2,757,819	832,815
Dividend and interest receivables	1,450,636	985,020
Other assets	1,275,176	1,316,366
Total assets	103,788,551	82,179,308

LIABILITIES
Borrowings under debt facility	34,000,000	6,000,000
Accrued management fees	1,811,250	1,811,250
Derivative liability - interest rate swap	303,362	—
Accounts payable and other accrued liabilities	757,139	279,331
Total liabilities	36,871,751	8,090,581

NET ASSETS	$66,916,800	$74,088,727

Analysis of Net Assets:

Capital paid in on shares of capital stock	$92,525,000	$82,525,000
Net unrealized depreciation on investments	(315,676)	(1,148,292)
Distribution in excess of net investment income	(25,292,524)	(7,287,981)
Net assets (equivalent to $669.17 and $740.89 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$66,916,800	$74,088,727

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$42,387,500	$31,025,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

INVESTMENT INCOME:
Interest on loans	$3,964,607	$—
Other interest and other income	51,238	—
Total investment income	4,015,845	—

EXPENSES:
Management fees	1,811,250	—
Organization costs	—	26,973
Interest expense	716,565	—
Banking and professional fees	175,591	—
Other operating expenses	33,966	—
Total expenses	2,737,372	26,973

Net investment income (loss)	1,278,473	(26,973)

Net realized loss from derivative instruments	(919)	—
Net change in unrealized loss from loans	(12,314)	—
Net change in unrealized loss from derivative instruments	(303,362)	—
Net realized and change in unrealized loss from loans and derivative instruments	(316,595)	—

Net increase (decrease) in net assets resulting from operations	$961,878	$(26,973)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$9.62	$(0.27)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$1,278,473	$(26,973)
Net realized loss from derivative instruments	(919)	—
Net change in unrealized loss from loans	(12,314)	—
Net change in unrealized loss from derivative instruments	(303,362)	—
Net increase (decrease) in net assets resulting from operations	961,878	(26,973)

Distributions of income to shareholder	(1,277,554)	—
Return of capital to shareholder	(16,856,251)	—
Contributions from shareholder	10,000,000	—
Net decrease in capital transactions	(8,133,805)	—

Net decrease in net assets	(7,171,927)	(26,973)

Net assets
Beginning of period	74,088,727	(159,165)
End of period	$66,916,800	$(186,138)

See notes to condensed financial statements

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$961,878	$(26,973)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	919	—
Net change in unrealized loss from loans	12,314	—
Net change in unrealized loss from derivative instruments	303,362	—
Amortization of deferred costs related to borrowing facility	105,805	—
Net increase in dividend and interest receivables	(465,616)	—
Net increase in other assets	(64,615)	—
Net increase in accounts payable, other accrued liabilities and accrued management fees	477,808	26,973
Origination of loans	(25,387,500)	—
Principal payments on loans	5,661,316	—
Acquisition of equity securities	(1,679,748)	—
Net cash used in operating activities	(20,074,077)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,000,000)	—
Contribution from shareholder	10,000,000
Borrowings under debt facility	38,000,000	—
Repayments of borrowings under debt facility	(10,000,000)	—
Payments made for interest rate swap	(919)	—
Net cash provided by financing activities	21,999,081	—

Net increase in cash and cash equivalents	1,925,004	—

CASH AND CASH EQUIVALENTS:
Beginning of period	832,815	25,000
End of period	$2,757,819	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$563,817	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,133,805	$—
Receipt of equity securities as repayment of loans	$454,057	$—

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2019

As of March 31, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,981	$1,383,725	$1,383,725	12/1/2022
Biotechnology Total		2.1%				$1,484,981	$1,383,725	$1,383,725

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,465,730	$3,291,125	$3,291,125	11/1/2021
Enterprise Networking Total		4.9%				$3,465,730	$3,291,125	$3,291,125

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	$628,294	$604,108	$604,108	12/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		1,294,947	726,247	713,933	1/1/2020
	Osix Corporation		Senior Secured	12.3%		98,948	82,419	82,419	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,327	933,983	933,983	12/1/2021
	Thrive Market, Inc.		Senior Secured	12.3%		7,417,576	7,162,857	7,162,857	4/1/2022
Internet Total		14.2%				$10,428,092	$9,509,614	$9,497,300

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$618,438	$571,846	$571,846	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,685	604,795	604,795	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,998	483,413	483,413	7/1/2022
	CytoVale, Inc. Subtotal					1,732,121	1,660,054	1,660,054
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,890,248	8,674,304	8,674,304	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,862	3,187,256	3,187,256	4/1/2023
Medical Devices Total		20.2%				$15,085,231	$13,521,614	$13,521,614

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,237,116	$1,177,674	$1,177,674	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		541,115	510,582	510,582	12/1/2020
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,625	110,713	110,713	3/1/2023
Other Healthcare Total		2.7%				$1,901,856	$1,798,969	$1,798,969

Other Technology
	Aclima, Inc.		Senior Secured	11.0%	2.0%	$1,991,653	$1,889,355	$1,889,355	7/1/2021
	Apollo Flight Research Inc.		Senior Secured	11.0%		494,958	464,725	464,725	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		983,499	925,141	925,141	6/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,188	682,646	682,646	9/1/2022
	Dosh Holdings, Inc.		Senior Secured	11.0%		4,953,679	4,646,562	4,646,562	6/1/2022
	Dragonfly Vert, Inc.		Senior Secured	12.5%		989,288	939,025	939,025	12/1/2021
	Fitplan, Inc.* ^		Senior Secured	12.5%		741,948	694,530	694,530	3/1/2022
	Fitplan, Inc.* ^		Senior Secured	12.5%		247,371	247,371	247,371	3/1/2022
	Fitplan, Inc.* ^		Senior Secured	12.5%		494,884	472,307	472,307	3/1/2022
	Fitplan, Inc.* ^ Subtotal					1,484,203	1,414,208	1,414,208
	Hint, Inc.		Senior Secured	11.0%		2,403,271	2,183,987	2,183,987	8/1/2021

	Kobo360, Inc.* ^		Senior Secured	11.3%		247,483	238,209	238,209	6/1/2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Kobo360, Inc.* ^		Senior Secured	11.3%		247,539	247,539	247,539	9/1/2020
	Kobo360, Inc.* ^ Subtotal					495,022	485,748	485,748
	Kogniz, Inc.		Senior Secured	12.8%		370,804	287,211	287,211	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		961,350	916,977	916,977	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		903,388	834,523	834,523	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,948,609	3,711,662	3,711,662	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,412	448,978	448,978	2/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		1,237,414	1,127,791	1,127,791	2/1/2022
	Plethora, Inc.		Senior Secured	9.5%	4.3%	458,205	426,955	426,955	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	250,089	245,997	245,997	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	499,296	490,668	490,668	10/1/2021
	Plethora, Inc. Subtotal					1,207,590	1,163,620	1,163,620
	Saber es Poder, Inc.		Senior Secured	10.5%		495,624	484,526	484,526	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		495,552	464,285	464,285	3/1/2022
	Saber es Poder, Inc. Subtotal					991,176	948,811	948,811
	Scoot Networks, Inc.		Senior Secured	12.8%		793,490	743,856	743,856	3/1/2021
	SkyKick, Inc.		Senior Secured	11.0%		4,953,303	4,679,974	4,679,974	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		983,200	942,186	942,186	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,008	1,431,457	1,431,457	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.2%	262,500	228,140	228,140	4/1/2024
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,344	240,060	240,060	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		369,625	332,291	332,291	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,453,050	4,242,585	4,242,585	8/1/2022
Other Technology Total		53.7%				$38,200,024	$35,911,519	$35,911,519

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,727	$473,632	$473,632	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,600	962,001	962,001	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		451,684	412,169	412,169	6/1/2021
Security Total		2.8%				$1,935,011	$1,847,802	$1,847,802

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,484,386	$1,414,458	$1,414,458	11/1/2021
Semiconductors & Equipment Total		2.1%				$1,484,386	$1,414,458	$1,414,458

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$240,326	$216,334	$216,334	8/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		7,206,426	6,209,028	6,209,028	8/1/2021
	Interana, Inc.		Senior Secured	11.3%		2,709,422	2,622,046	2,622,046	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,478	845,478	845,478	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,897	970,386	970,386	7/1/2022
	Invoice2Go, Inc. Subtotal					1,979,375	1,815,864	1,815,864
	Ipolipo, Inc.		Senior Secured	12.0%		2,474,085	2,359,248	2,359,248	12/1/2021
	Metawave Corporation		Senior Secured	12.0%		989,861	942,924	942,924	7/1/2022
	Metricly, Inc.		Senior Secured	12.3%		494,552	456,105	456,105	11/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.3%		741,937	679,863	679,863	12/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.5%		494,680	494,680	494,680	3/1/2022
	Mines.io, Inc.* ^ Subtotal					1,236,617	1,174,543	1,174,543
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		247,511	247,511	247,511	9/1/2021
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		472,719	472,719	472,719	9/1/2021
	Oohlala Mobile, Inc.* ^ Subtotal					720,230	720,230	720,230
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,489	2,319,729	2,319,729	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		989,913	923,828	923,828	5/1/2022
	Resilio, Inc.		Senior Secured	12.8%		203,921	166,354	166,354	3/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Resilio, Inc.		Senior Secured	12.8%		218,694	218,694	218,694	5/1/2021
	Resilio, Inc. Subtotal					422,615	385,048	385,048
	Skillshare, Inc.		Senior Secured	12.0%		1,806,281	1,709,764	1,709,764	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		989,470	968,509	968,509	1/1/2022
	Skillshare, Inc. Subtotal					2,795,751	2,678,273	2,678,273
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,459	1,361,001	1,361,001	2/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,496	223,273	223,273	8/1/2022
	Talla, Inc.		Senior Secured	12.5%		494,792	446,790	446,790	5/1/2022
	Venuetize, LLC		Senior Secured	12.3%		247,336	217,423	217,423	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,042	683,553	683,553	9/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		742,548	709,829	709,829	3/1/2022
Software Total		39.5%				$28,692,335	$26,465,069	$26,465,069

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$495,695	$460,263	$460,263	2/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		371,349	349,915	349,915	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,237,992	1,150,608	1,150,608	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,341	1,212,553	1,212,553	3/1/2022
	Zeel Networks, Inc. Subtotal					2,476,333	2,363,161	2,363,161
Technology Services Total		4.7%				$3,343,377	$3,173,339	$3,173,339
Grand Total		146.9%				$106,021,023	$98,317,234	$98,304,920

* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2019, 3.8% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2018

As of December 31, 2018, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
Biotechnology Total		1.86%				$1,485,403	$1,376,139	$1,376,139

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		4.41%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	$625,521	$597,770	$597,770	12/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
Internet Total		17.51%				$14,081,185	$12,972,122	$12,972,122

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$618,631	$566,206	$566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
Medical Devices Total		17.18%				$13,976,060	$12,725,062	$12,725,062

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,237,487	$1,168,686	$1,168,686	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
Other Healthcare Total		2.4%				$1,847,783	$1,740,235	$1,740,235

Other Technology
	Aclima, Inc.		Senior Secured	11.0%	0.5%	$2,109,845	$1,987,764	$1,987,764	7/1/2021
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021
	Fitplan, Inc.* ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.* ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,877	462,877	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					1,245,874	1,193,881	1,193,881
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
Other Technology Total		24.9%				$19,791,717	$18,472,262	$18,472,262

Security
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021
Security Total		2.5%				$1,978,339	$1,876,630	$1,876,630

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,484,845	$1,404,604	$1,404,604	11/1/2021
Semiconductors and Equipment Total		1.9%				$1,484,845	$1,404,604	$1,404,604

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$247,555	$219,310	$219,310	8/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.* ^ Subtotal					1,236,797	1,166,301	1,166,301
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.* ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
Software Total		31.4%				$25,649,366	$23,269,035	$23,269,035

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$495,800	$455,925	$455,925	2/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
Technology Services Total		2.6%				$2,105,568	$1,942,951	$1,942,951
Grand Total		106.7%				$85,866,925	$79,045,107	$79,045,107
* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2018, 3.8% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). Prior to commencing its operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in June 2017. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 22, 2017.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2019, the Fund held 2,757,819 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.50%, which represented 4.1% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Investment Valuation Procedures

The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

The Fund’s loans are valued coincident with the issuance of its quarterly financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management submits to the Board a valuation report and valuation notes, which detail the rationale for the valuation of each investment.

As of March 31, 2019 and December 31, 2018, the financial statements include nonmarketable investments of $98.3 million and $79.0 million, respectively, (or 94.7% and 96.2% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund into borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operation and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

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
As of March 31, 2019 and December 31, 2018, there were no loans classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities that are received in connection with loan transactions will be measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. The Fund assumed the average duration of a warrant is 3.5 years since inception, including the three months ended March 31, 2019. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. These costs are amortized over the term of the facility.

As of March 31, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

As of March 31, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $34.0 million and $6.0 million, respectively.

Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on December 20, 2021. The amortization of these costs is recorded as Interest expense in the Condensed Statements of Operations.
Interest Rate Swap and Floor Agreement
The Fund has entered into an interest rate swap and floor agreement to hedge its interest rate on its expected borrowings under its debt facility (see Note 8). The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the swap and floor agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The contract is recorded at fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap and floor agreement terminates on December 20, 2021.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

For the three months ended March 31, 2019, the weighted-average interest rate on both the performing and all loans was 17.70%, which was inclusive of both cash and non-cash interest income. For the three months ended March 31, 2019, the weighted-average interest rate on the cash portion of the interest income was 12.69%. The Fund had not commenced investment operations for the three months ended March 31, 2018.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the cost basis of the loan often approximates fair value.

All loans as of March 31, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $42.4 million and $31.0 million, respectively.

Valuation Hierarchy

Under the FASB ASC Topic 820 (“Fair Value Measurement”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three months ended March 31, 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s interest rate swap derivative is based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique, and because there is no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,383,725	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	3,291,125	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	9,497,300	Hypothetical market analysis	Hypothetical market coupon rate	25%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$1,444,928 3%

Medical Devices	13,521,614	Hypothetical market analysis	Hypothetical market coupon rate	22%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$11,229,225 3%

Other Healthcare	1,798,969	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	35,911,519	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	1,847,802	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	1,414,458	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	26,465,069	Hypothetical market analysis	Hypothetical market coupon rate	18%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$586,718 3%

Technology Services	3,173,339	Hypothetical market analysis	Hypothetical market coupon rate	14%

Total debt investments	$98,304,920

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,376,139	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	12,972,122	Hypothetical market analysis	Hypothetical market coupon rate	17%

Medical Devices	12,725,062	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Healthcare	1,740,235	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	18,472,262	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	1,876,630	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	1,404,604	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	23,269,035	Hypothetical market analysis	Hypothetical market coupon rate	19%

Technology Services	1,942,951	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total debt investments	$79,045,107

The following tables present the balances of assets and liabilities as of March 31, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of March 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$98,304,920	$98,304,920
Cash equivalents	2,757,819	—	—	2,757,819
Total assets	$2,757,819	$—	$98,304,920	$101,062,739

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$34,000,000	$—	$34,000,000
Derivative liability - interest rate swap	—	303,362	—	303,362
Total liabilities	$—	$34,303,362	$—	$34,303,362

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$79,045,107	$79,045,107
Total assets	$—	$—	$79,045,107	$79,045,107

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$6,000,000	$—	$6,000,000
Total liabilities	$—	$6,000,000	$—	$6,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following table provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2019
	Loans	Warrants
Beginning balance	$79,045,107	$—
Acquisitions and originations	25,387,500	2,133,805
Principal reductions and amortization of discounts	(6,115,373)	—
Distributions to shareholder	—	(2,133,805)
Net change in unrealized loss from loans	(12,314)	—
Ending balance	$98,304,920	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2019	$(12,314)

There were no changes in Level 3 assets for the three months ended March 31, 2018 as the Fund commenced its operations on May 2, 2018.

4.	EARNINGS PER SHARE
Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g. stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share were the same.

5.	CAPITAL STOCK
As of both March 31, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2019 and December 31, 2018, was $460.0 million. Total contributed capital to the Company through March 31, 2019 and December 31, 2018 was $108.1 million and $96.6 million, respectively, of which $92.5 million and $82.5 million was contributed to the Fund in each period, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2019. There were no distributions for the three months ended March 31, 2018 as investment operations commenced on May 2, 2018.

For the Three Months Ended March 31, 2019
Cash distributions	$16,000,000
Distributions of equity securities	2,133,805
Total distributions to shareholder	$18,133,805

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of March 31, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2019, $34.0 million was outstanding under the facility.

As of March 31, 2019, the LIBOR rate is as follows:

1-Month LIBOR	2.4945%
3-Month LIBOR	2.5998%
Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2019, the unamortized fees and costs of $1.2 million are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures.
The following is the summary of the outstanding facility draws as of March 31, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
March 29, 2019	$31,000,000	April 29, 2019	5.00%
March 15, 2019	3,000,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$34,000,000
*On April 26, 2019, Management elected to increase its borrowing from the LIBOR Market Index Rate Loan by $7.5 million. On April 29, 2019, Management elected to roll over $31.0 million to an 1-Month LIBOR Loan maturing on May 29, 2019 with an all-in interest rate of 4.98%.

**Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to June 30, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage will remain 1.575% through June 30, 2019, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million were recognized as expenses for the three months ended March 31, 2019. No Management Fees were recognized for the three months ended March 31, 2018 as the Company had not called capital during that period.

8.	INTEREST RATE SWAP AND FLOOR AGREEMENT
On February 7, 2019, the Fund entered into an interest rate swap and floor transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $35.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap and floor agreement is to protect the Fund against rising interest rates. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund anticipates continuing to adjust the notional principal amount as the outstanding balance under the debt facility changes. As of March 31, 2019, the notional principal amount was $35.0 million. The Fund pays a fixed rate of 2.52% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly and will terminate on December 20, 2021. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2019, the 1-Month LIBOR rate was 2.4945%.
As of March 31, 2019, the fair value of the Fund’s interest rate swap and floor was as follows:

	Liability Derivatives
	March 31, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap	Derivative liability - interest rate swap	$303,362
There was no interest rate swap and floor agreement as of December 31, 2018.

For the three months ended March 31, 2019, the interest rate swap and floor had the following effect on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended
Derivatives:	Location on Condensed Statements of Operations	March 31, 2019
Interest rate swap	Net change in unrealized loss from derivative instruments	$(303,362)
	Net realized loss from derivative instruments	$(919)

There was no interest rate swap and floor agreement for the three months ended March 31, 2018.
9. TAX STATUS
The Fund had no taxable income for the year ended December 31, 2018. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2019. There were no appreciation or depreciation of assets or liabilities as of December 31, 2018.

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$98,317,234	$—	$(12,314)	$(12,314)	$98,304,920
Total	$98,317,234	$—	$(12,314)	$(12,314)	$98,304,920

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative liability - interest rate swap	$—	$—	$(303,362)	$(303,362)	$(303,362)
Total	$—	$—	$(303,362)	$(303,362)	$(303,362)
10. UNEXPIRED UNFUNDED COMMITMENTS
As of March 31, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $42.4 million and $31.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2019 and December 31, 2018:

As of March 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
Dosh Holdings, Inc.	Other Technology	5,000,000	07/31/2019
Invoice2Go, Inc.	Software	3,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plant Prefab, Inc.	Other Technology	1,000,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	1,000,000	04/30/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Swivel, Inc.	Software	250,000	04/30/2019
Talla, Inc.	Software	500,000	12/31/2019
Therapydia, Inc.	Other Healthcare	125,000	06/30/2019
Thras.io, Inc.	Other Technology	1,487,500	01/01/2021
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$42,387,500

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2019 and 2018.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

Total return**	1.46%	16.95%

Per share amounts:
Net asset value, beginning of period	$740.89	$(1.59)
Net investment income (loss)	12.78	(0.27)
Net realized and change in unrealized loss from loans and derivative instruments	(3.17)	—
Net increase (decrease) in net assets from operations	9.61	(0.27)
Distributions of income to shareholder	(12.77)	—
Return of capital to shareholder	(168.56)	—
Contributions from shareholder	100.00	—

Net asset value, end of period	$669.17	$(1.86)
Net assets, end of period	$66,916,800	$(186,138)

Ratios to average net assets:
Expenses*	16.33%	(67.66%)
Net investment income (loss)*	7.63%	67.66%
Portfolio turn-over rate	0%	0%
Average debt outstanding	$30,500,000	$—
*Annualized
**Total return amounts presented above are not annualized

12.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, May 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of Common Stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund expects to eventually elect to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest.  The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested.  The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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
In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.
The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

Results of Operations - For the Three Months Ended March 31, 2019 and 2018
The Fund commenced investment operations on May 2, 2018.
Total investment income for the three months ended March 31, 2019 was $4.0 million, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of both the performing and all loans calculated on a monthly basis was $89.6 million for the three months ended March 31, 2019. The weighted-average interest rate on both the performing and all loans for the same period was 17.70%. Both the increase in the average outstanding balance and interest rate contributed to the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Management fees for the three months ended March 31, 2019 were $1.8 million. Management fees were calculated at an annual rate of 1.575% of committed capital. There were no management fees for the three months ended March 31, 2018 as the Company had not called capital.

Organization costs were $0 and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively. The organization costs were finalized by the end of the second quarter of 2018 as the Fund commenced investment operations at that time.

Banking and professional fees were $0.2 million for the three months ended March 31, 2019. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees accrued for work completed on the 2018 year-end audit. There were no banking and professional fees for the three months ended March 31, 2018 because the Fund had not yet commenced investment operations.

Interest expense was $0.7 million for the three months ended March 31, 2019. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The average debt outstanding for the three months ended March 31, 2019 was $30.5 million. There was no debt facility for the three months ended March 31, 2018 as the Fund had not yet commenced investment operations.

Other operating expenses for three months ended March 31, 2019 were less than $0.1 million. These expenses included director fees, custody fees, tax fees and other expenses related to the operation of the Fund.

Net investment income (loss) for the three months ended March 31, 2019 and 2018 were $1.3 million and less than $(0.1) million, respectively.

Net realized loss from derivative instruments was less than $0.1 million for the three months ended March 31, 2019. The reason for the loss was due to interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate. There was no realized gain (loss) from derivative instruments for the three months ended March 31, 2018 as the the interest rate swap and floor agreement was established in February 2019.

Net change in unrealized loss from loans was less than $0.1 million for the three months ended March 31, 2019. The loss consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance. There was no net change in unrealized gain (loss) from loans for the three months ended March 31, 2018 as the Fund had not yet commenced investment operations.

Net change in unrealized loss from derivative instruments was $0.3 million for the three months ended March 31, 2019. The unrealized loss consisted of fair market value adjustments to the derivative swap and is a reflection of the market’s outlook on the economy and the future of interest rate changes. There was no net change in unrealized gain (loss) from derivative instruments for the three months ended March 31, 2018 as the Fund did not establish the interest rate swap and floor agreement until February 2019.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2019 and 2018 were $1.0 million and less than $(0.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2019 and 2018 were $9.62 and $(0.27), respectively.

Liquidity and Capital Resources – March 31, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $92.5 million and $82.5 million as of March 31, 2019 and December 31, 2018, respectively. As of both March 31, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $460.0 million, of which $108.1 million and $96.6 million had been called and received, as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $351.9 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $16.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net cash used in operating activities	$(20,074,077)	$—
Net cash provided by financing activities	21,999,081	—
Net increase in cash and cash equivalents	$1,925,004	$—

As of March 31, 2019 and December 31, 2018, 2.7% and 1.0%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a

Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2019, $34.0 million was outstanding under the facility.

For the three months ended March 31, 2019 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $25.4 million for the three months ended March 31, 2019. Net loan amounts outstanding after amortization and valuation adjustments increased by $19.3 million for the same period. Unexpired unfunded commitments totaled approximately $42.4 million as of March 31, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2019	$112.5 million	$14.2 million	$98.3 million	$42.4 million
December 31, 2018	$87.1 million	$8.1 million	$79.0 million	$31.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2019 and December 31, 2018.

As of March 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
Dosh Holdings, Inc.	Other Technology	5,000,000	07/31/2019
Invoice2Go, Inc.	Software	3,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plant Prefab, Inc.	Other Technology	1,000,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	1,000,000	04/30/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Swivel, Inc.	Software	250,000	04/30/2019
Talla, Inc.	Software	500,000	12/31/2019
Therapydia, Inc.	Other Healthcare	125,000	06/30/2019
Thras.io, Inc.	Other Technology	1,487,500	01/01/2021

Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$42,387,500

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of March 31, 2019, the Fund had cash reserves of $2.8 million and approximately $37.8 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $351.9 million and recallable capital of $16.0 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2019, the outstanding debt balance was $34.0 million at a weighted-average floating interest rate of 2.50%, for which the Fund had an interest rate swap in place at 2.52% on $35.0 million of the debt.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(13,789)	$(175,000)	$170,000	$(18,789)
1%	$27,578	$350,000	$(340,000)	$37,578
2%	$55,156	$700,000	$(680,000)	$75,156
3%	$82,735	$1,050,000	$(1,020,000)	$112,735
4%	$110,313	$1,400,000	$(1,360,000)	$150,313
5%	$137,891	$1,750,000	$(1,700,000)	$187,891

Additionally, a change in the interest rate may affect the value of the interest rate swap and effect Net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring interest rate swaps to hedge its interest rate exposure.

The Fund is not sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2018 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2018 Annual Report on Form 10-K.

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”).  There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.”  On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union.  The UK was scheduled to exit the EU on March 29, 2019, but that exit deadline was extended by the EU pending ratification of the withdrawal agreement by the UK parliament.  The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

Therefore, the ultimate effects of Brexit will depend on agreements the UK negotiates to retain access to EU markets either during a transitional period or more permanently.  Brexit could lead to legal and tax uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  While it is not possible to determine the precise impact these events may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments.  In addition, if one or more other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 14, 2019	Date:	May 14, 2019