Form 10-Q
period 2019-06-30
Venture Lending & Leasing IX, Inc.
filed 2019-08-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of June 30, 2019 and December 31, 2018

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $130,203,718 and $79,045,107)	$130,203,718	$79,045,107
Cash and cash equivalents	3,711,441	832,815
Dividend and interest receivables	1,732,259	985,020
Other assets	1,168,111	1,316,366
Total assets	136,815,529	82,179,308

LIABILITIES
Borrowings under debt facility	56,500,000	6,000,000
Accrued management fees	1,811,250	1,811,250
Derivative liability - interest rate swap	900,934	—
Accounts payable and other accrued liabilities	1,709,597	279,331
Total liabilities	60,921,781	8,090,581

NET ASSETS	$75,893,748	$74,088,727

Analysis of Net Assets:

Capital paid in on shares of capital stock	$102,525,000	$82,525,000
Net unrealized depreciation on investments	(900,934)	(1,148,292)
Distribution in excess of net investment income	(25,730,318)	(7,287,981)
Net assets (equivalent to $758.94 and $740.89 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$75,893,748	$74,088,727

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$69,000,000	$31,025,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

INVESTMENT INCOME:
Interest on loans	$5,405,804	$224,753	$9,370,411	$224,753
Other interest and other income	93,128	19,573	144,366	19,573
Total investment income	5,498,932	244,326	9,514,777	244,326

EXPENSES:
Management fees	1,811,250	1,210,808	3,622,500	1,210,808
Organization costs	—	681	—	27,654
Interest expense	895,339	—	1,611,904	—
Banking and professional fees	116,612	25,672	292,203	25,672
Other operating expenses	30,210	40,680	64,175	40,680
Total expenses	2,853,411	1,277,841	5,590,782	1,304,814
Net investment income (loss)	2,645,521	(1,033,515)	3,923,995	(1,060,488)

Net realized loss from derivative instruments	(3,995)	—	(4,914)	—
Net change in unrealized gain from loans	12,314	—	—	—
Net change in unrealized loss from derivative instruments	(597,571)	—	(900,934)	—
Net realized and change in unrealized loss from loans and derivative instruments	(589,252)	—	(905,848)	—

Net increase (decrease) in net assets resulting from operations	$2,056,269	$(1,033,515)	$3,018,147	$(1,060,488)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$20.56	$(10.34)	$30.18	$(10.61)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at March 31, 2018	100,000	$100	$24,900	$(211,138)	$(186,138)
Net decrease in net assets resulting from operations	—	—	—	(1,033,515)	(1,033,515)
Return of capital to shareholder	—	—	—	(2,015,228)	(2,015,228)
Contributions from shareholder	—	—	54,500,000	—	54,500,000
Balance at June 30, 2018	100,000	$100	$54,524,900	$(3,259,881)	$51,265,119

Balance at March 31, 2019	100,000	$100	$92,524,900	$(25,608,200)	$66,916,800
Net increase in net assets resulting from operations	—	—	—	2,056,269	2,056,269
Distributions of income to shareholder	—	—	—	(2,641,527)	(2,641,527)
Return of capital to shareholder	—	—	—	(437,794)	(437,794)
Contributions from shareholder	—	—	10,000,000	—	10,000,000
Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748

Balance at December 31, 2017	100,000	$100	$24,900	$(184,165)	$(159,165)
Net decrease in net assets resulting from operations	—	—	—	(1,060,488)	(1,060,488)
Return of capital to shareholder	—	—	—	(2,015,228)	(2,015,228)
Contributions from shareholder	—	—	54,500,000	—	54,500,000
Balance at June 30, 2018	100,000	$100	$54,524,900	$(3,259,881)	$51,265,119

Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	3,018,147	3,018,147
Distributions of income to shareholder	—	—	—	(3,919,081)	(3,919,081)
Return of capital to shareholder	—	—	—	(17,294,045)	(17,294,045)
Contributions from shareholder	—	—	20,000,000	—	20,000,000
Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748

See notes to condensed financial statements

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$3,018,147	$(1,060,488)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	4,914	—
Net change in unrealized loss from derivative instruments	900,934	—
Amortization of deferred costs related to borrowing facility	211,610	—
Net increase in dividend and interest receivables	(747,239)	—
Net increase in other assets	(63,355)	(279,347)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,430,266	1,374,169
Origination of loans	(63,900,000)	(22,000,000)
Principal payments on loans	11,978,871	2,472,597
Acquisition of equity securities	(4,450,608)	(2,015,227)
Net cash used in operating activities	(51,616,460)	(21,508,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(16,000,000)	—
Contribution from shareholder	20,000,000	54,500,000
Borrowings under debt facility	60,500,000	—
Repayments of borrowings under debt facility	(10,000,000)	—
Payments made for interest rate swap	(4,914)	—
Net cash provided by financing activities	54,495,086	54,500,000

Net increase in cash and cash equivalents	2,878,626	32,991,704

CASH AND CASH EQUIVALENTS:
Beginning of period	832,815	25,000
End of period	$3,711,441	$33,016,704

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,282,796	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,213,126	$2,015,227
Receipt of equity securities as repayment of loans	$762,518	$—

See notes to condensed financial statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2019

As of June 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,545	$1,391,594	$1,391,594	12/1/2022
Biotechnology Total		1.8%				$1,484,545	$1,391,594	$1,391,594

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,364,222	$3,216,569	$3,216,569	11/1/2021
Enterprise Networking Total		4.2%				$3,364,222	$3,216,569	$3,216,569

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	$580,886	$560,288	$560,288	12/1/2021
	FindShadow, PBC		Senior Secured	11.5%		618,860	577,435	577,435	4/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,918,545	4,598,940	4,598,940	12/1/2022
	Osix Corporation		Senior Secured	12.2%		98,917	84,656	84,656	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		987,958	941,397	941,397	12/1/2021
	Serface Care, Inc.		Senior Secured	12.2%		742,235	687,198	687,198	2/1/2022
	Serface Care, Inc.		Senior Secured	12.2%		247,193	240,379	240,379	2/1/2022
	Serface Care, Inc. Subtotal					989,428	927,577	927,577
	Thrive Market, Inc.		Senior Secured	12.2%		7,415,033	7,192,263	7,192,263	4/1/2022
Internet Total		19.6%				$15,609,627	$14,882,556	$14,882,556

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$618,240	$577,732	$577,732	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,494	606,192	606,192	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,847	484,524	484,524	7/1/2022
	CytoVale, Inc. Subtotal					1,731,581	1,668,448	1,668,448
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,886,922	8,716,831	8,716,831	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,461,736	3,206,429	3,206,429	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,464,988	3,392,572	3,392,572	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					6,926,724	6,599,001	6,599,001
Medical Devices Total		22.4%				$18,545,227	$16,984,280	$16,984,280

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,165,294	$1,115,464	$1,115,464	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		470,015	446,882	446,882	12/1/2020
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	490,735	466,980	466,980	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,832	111,643	111,643	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,625	123,625	123,625	6/1/2023
	Therapydia, Inc. Subtotal					247,457	235,268	235,268
Other Healthcare Total		3.0%				$2,373,501	$2,264,594	$2,264,594

Other Technology
	Aclima, Inc.		Senior Secured	11.5%	2.3%	$867,502	$846,985	$846,985	4/1/2022
	Aclima, Inc.		Senior Secured	11.0%	2.0%	1,807,770	1,723,639	1,723,639	7/1/2021
	Aclima, Inc. Subtotal					2,675,272	2,570,624	2,570,624

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,327	467,425	467,425	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,540	938,005	938,005	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		864,974	802,344	802,344	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		741,949	688,563	688,563	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,684	966,882	966,882	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,731,633	1,655,445	1,655,445
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,952,388	4,677,870	4,677,870	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,238,432	1,213,212	1,213,212	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,190,820	5,891,082	5,891,082
	Dragonfly Vert, Inc.		Senior Secured	12.5%		988,949	945,895	945,895	12/1/2021
	Fitplan, Inc.*^		Senior Secured	12.5%		741,693	700,004	700,004	3/1/2022
	Fitplan, Inc.*^		Senior Secured	12.5%		247,288	247,288	247,288	3/1/2022
	Fitplan, Inc.*^		Senior Secured	12.5%		494,722	474,894	474,894	3/1/2022
	Fitplan, Inc.*^ Subtotal					1,483,703	1,422,186	1,422,186
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,473,461	2,278,917	2,278,917	1/1/2023
	Hint, Inc.		Senior Secured	11.0%		2,183,103	2,001,842	2,001,842	8/1/2021
	Kobo360, Inc.*^		Senior Secured	11.2%		247,412	240,930	240,930	6/1/2020
	Kobo360, Inc.*^		Senior Secured	11.2%		247,469	247,469	247,469	9/1/2020
	Kobo360, Inc.*^ Subtotal					494,881	488,399	488,399
	Kogniz, Inc.		Senior Secured	12.8%		338,787	268,319	268,319	9/1/2021
	Make School, Inc.		Senior Secured	11.2%		873,526	836,948	836,948	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		814,573	758,532	758,532	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,957,329	3,737,731	3,737,731	8/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,470,312	1,375,901	1,375,901	4/1/2023
	Plant Prefab, Inc.		Senior Secured	11.0%		495,284	454,776	454,776	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,373	484,335	484,335	2/1/2022
	Plant Prefab, Inc. Subtotal					990,657	939,111	939,111
	Platform Science, Inc.		Senior Secured	12.0%		1,237,033	1,141,296	1,141,296	2/1/2022
	Plethora, Inc		Senior Secured	11.5%		1,179,545	1,061,920	1,061,920	3/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,972,075	2,767,690	2,767,690	2/1/2023
	Saber es Poder, Inc.		Senior Secured	10.5%		495,435	468,021	468,021	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		247,754	248,891	248,891	5/1/2022
	Saber es Poder, Inc. Subtotal					743,189	716,912	716,912
	SkyKick, Inc.		Senior Secured	11.0%		4,952,002	4,707,778	4,707,778	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		882,298	849,310	849,310	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,483,523	1,436,785	1,436,785	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.2%	270,994	237,368	237,368	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	179,570	179,570	179,570	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	177,037	177,037	177,037	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	262,500	262,500	262,500	6/1/2024
	Thras.io, Inc.		Senior Secured	19.3%	45.1%	350,000	350,000	350,000	6/1/2024
	Thras.io, Inc. Subtotal					1,240,101	1,206,475	1,206,475
	Velo Holdings Limited		Senior Secured	12.0%		2,474,903	2,288,478	2,288,478	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.2%		247,262	240,829	240,829	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		371,151	337,527	337,527	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,451,562	4,261,341	4,261,341	8/1/2022
Other Technology Total		63.8%				$51,252,491	$48,395,047	$48,395,047

Security
	Axonius, Inc.		Senior Secured	12.0%		$451,631	$434,098	$434,098	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,240	964,880	964,880	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		407,508	375,298	375,298	6/1/2021
Security Total		2.4%				$1,847,379	$1,774,276	$1,774,276

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,441,406	$1,382,196	$1,382,196	11/1/2021
Semiconductors and Equipment Total		1.8%				$1,441,406	$1,382,196	$1,382,196

Software
	Alkanza Inc.		Senior Secured	12.5%		$742,020	$640,688	$640,688	3/1/2022
	Blockdaemon, Inc.		Senior Secured	11.2%		218,370	198,519	198,519	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.2%		247,422	235,508	235,508	6/1/2022
	Blockdaemon, Inc. Subtotal					465,792	434,027	434,027
	Dynamics, Inc.		Senior Secured	12.5%		6,557,312	5,728,098	5,728,098	8/1/2021
	ICX Media, Inc.		Senior Secured	12.5%		494,719	449,055	449,055	5/1/2022
	Interana, Inc.		Senior Secured	11.2%		2,440,968	2,370,178	2,370,178	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,160	862,002	862,002	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,590	972,077	972,077	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,997	970,422	970,422	11/1/2022
	Invoice2Go, Inc. Subtotal					2,968,747	2,804,501	2,804,501
	Ipolipo, Inc.		Senior Secured	12.0%		2,473,300	2,375,033	2,375,033	12/1/2021
	Metawave Corporation		Senior Secured	12.0%		989,553	947,679	947,679	7/1/2022
	Metricly, Inc.		Senior Secured	12.2%		480,271	447,640	447,640	11/1/2021
	Mines.io, Inc.*^		Senior Secured	12.2%		741,689	688,427	688,427	12/1/2021
	Mines.io, Inc.*^		Senior Secured	12.5%		494,512	494,512	494,512	3/1/2022
	Mines.io, Inc.*^ Subtotal					1,236,201	1,182,939	1,182,939
	Oohlala Mobile, Inc.*^		Senior Secured	11.5%		225,823	225,823	225,823	9/1/2021
	Oohlala Mobile, Inc.*^		Senior Secured	11.5%		433,102	433,102	433,102	9/1/2021
	Oohlala Mobile, Inc.*^ Subtotal					658,925	658,925	658,925
	OrderGroove, Inc.		Senior Secured	12.0%		2,473,716	2,330,233	2,330,233	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,250	1,209,676	1,209,676	6/1/2023
	OrderGroove, Inc. Subtotal					3,709,966	3,539,909	3,539,909
	Owl Cameras, Inc.		Senior Secured	12.5%		3,459,895	3,212,982	3,212,982	12/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		989,613	930,801	930,801	5/1/2022
	Resilio, Inc.		Senior Secured	12.8%		181,169	151,169	151,169	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		196,417	196,417	196,417	5/1/2021
	Resilio, Inc. Subtotal					377,586	347,586	347,586
	Skillshare, Inc.		Senior Secured	12.0%		1,628,700	1,550,290	1,550,290	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		989,137	971,045	971,045	1/1/2022
	Skillshare, Inc.		Senior Secured	12.8%		989,258	970,699	970,699	4/1/2022
	Skillshare, Inc. Subtotal					3,607,095	3,492,034	3,492,034
	Stitch Labs, Inc.		Senior Secured	12.0%		1,483,988	1,376,206	1,376,206	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.2%		742,309	724,793	724,793	6/1/2022
	Stitch Labs, Inc. Subtotal					2,226,297	2,100,999	2,100,999
	Swivel, Inc.		Senior Secured	12.0%		247,420	225,634	225,634	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,474	247,474	247,474	10/1/2022
	Swivel, Inc. Subtotal					494,894	473,108	473,108
	Talla, Inc.		Senior Secured	12.5%		494,627	451,791	451,791	5/1/2022
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,758	258,242	258,242	6/1/2022
	Venuetize, LLC		Senior Secured	12.2%		247,254	220,962	220,962	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		677,403	628,671	628,671	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
Software Total		44.4%				$36,089,196	$33,695,848	$33,695,848

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$495,587	$464,763	$464,763	2/1/2022
	Lifit, Inc.*^		Senior Secured	12.0%		494,952	447,334	447,334	8/1/2022
	Loansnap Holdings Inc.*		Senior Secured	11.0%		2,724,688	2,574,407	2,574,407	6/1/2022
	Relimetrics, Inc.		Senior Secured	11.2%		371,246	352,738	352,738	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,237,658	1,161,818	1,161,818	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,017	1,215,698	1,215,698	3/1/2022
	Zeel Networks, Inc. Subtotal					2,475,675	2,377,516	2,377,516
Technology Services Total		8.2%				$6,562,148	$6,216,758	$6,216,758
Grand Total		171.6%				$138,569,742	$130,203,718	$130,203,718

* Indicates assets that the Fund deems “non-qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2019, 5.1% of the Fund’s total assets represented non-qualifying assets. As part of this calculation, the numerator consists of all eligible portfolio companies as defined in Section 2(a)(46) of the 1940 Act; and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2019, the Fund held 3,711,441 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.95%, which represented 4.9% of the net assets of the Fund.

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

As of June 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $130.2 million and $79.0 million, respectively, (or 95.2% and 96.2% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
As of June 30, 2019 and December 31, 2018, there were no loans classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. For the six months ended June 30, 2019 and 2018, the Fund assumed the average duration of a warrant is 3.5 years since inception. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.
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

As of June 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

As of June 30, 2019 and December 31, 2018, based on the borrowing rates available to the Fund, the estimated fair values of the borrowings under the debt facility were $56.5 million and $6.0 million, respectively.

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
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three and six months ended June 30, 2019, the weighted-average interest rate on both the performing and all loans was 19.04% and 18.36%, respectively, which was inclusive of both cash and non-cash interest income. For the period from May 2, 2018, the commencement of investment operations, through June 30, 2018, the weighted-average interest rate on both the performing and all loans was 18.37%. For the three and six months ended June 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 13.25% and 12.95%, respectively. For the period from May 2, 2018, the commencement of investment operations, through June 30, 2018, the weighted-average interest rate on the cash portion of the interest income was 13.11%.

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

All loans as of June 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $69.0 million and $31.0 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and six months ended June 30, 2019 and 2018.

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

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,391,594	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	3,216,569	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	14,882,556	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	16,984,280	Hypothetical market analysis	Hypothetical market coupon rate	20%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$10,961,111 3%

Other Healthcare	2,264,594	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	48,395,047	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	1,774,276	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	1,382,196	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	33,695,848	Hypothetical market analysis	Hypothetical market coupon rate	18%
		Income approach	Expected amount and timing of cash flow payments Discount rate	$494,539 3%

Technology Services	6,216,758	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total debt investments	$130,203,718

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages / Amounts or Ranges

Biotechnology	$1,376,139	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	12,972,122	Hypothetical market analysis	Hypothetical market coupon rate	17%

Medical Devices	12,725,062	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Healthcare	1,740,235	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	18,472,262	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	1,876,630	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	1,404,604	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	23,269,035	Hypothetical market analysis	Hypothetical market coupon rate	19%

Technology Services	1,942,951	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total debt investments	$79,045,107

The following tables present the balances of assets and liabilities as of June 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of June 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$130,203,718	$130,203,718
Cash equivalents	3,711,441	—	—	3,711,441
Total assets	$3,711,441	$—	$130,203,718	$133,915,159

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$56,500,000	$—	$56,500,000
Derivative liability - interest rate swap	—	900,934	—	900,934
Total liabilities	$—	$57,400,934	$—	$57,400,934

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$79,045,107	$79,045,107
Total assets	$—	$—	$79,045,107	$79,045,107

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$6,000,000	$—	$6,000,000
Total liabilities	$—	$6,000,000	$—	$6,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Loans	Warrants	Loans	Warrants
Beginning balance	$98,304,920	$—	$79,045,107	$—
Acquisitions and originations	38,512,500	3,079,321	63,900,000	5,213,126
Principal reductions and amortization of discounts	(6,626,016)	—	(12,741,389)	—
Distributions to shareholder	—	(3,079,321)		(5,213,126)
Net change in unrealized gain from loans	12,314	—	—	—
Ending balance	$130,203,718	$—	$130,203,718	$—
Net change in unrealized gain from loans relating to loans still held at June 30, 2019	$—		$—

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Loans	Warrants	Loans	Warrants
Beginning balance	$—	$—	$—	$—
Acquisitions and originations	22,000,000	2,015,227	22,000,000	2,015,227
Principal reductions and amortization of discounts	(2,472,597)	—	(2,472,597)	—
Distributions to shareholder	—	(2,015,227)	—	(2,015,227)
Ending balance	$19,527,403	$—	$19,527,403	$—

4.	EARNINGS PER SHARE
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
As of both June 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2019 and December 31, 2018, was $460.0 million. Total contributed capital to the Company through June 30, 2019 and December 31, 2018 was $119.6 million and $96.6 million, respectively, of which $102.5 million and $82.5 million were contributed to the Fund in each period, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2019 and for the period from May 2, 2018 to June 30, 2018.

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Cash distributions	$16,000,000	$—
Distributions of equity securities	5,213,126	2,015,227
Total distributions to shareholder	$21,213,126	$2,015,227

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.
6. DEBT FACILITY
The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non-interested directors within the meaning of Section 2(a)(19) of the 1940 Act (‘Independent Directors”), with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of June 30, 2019, the Fund’s asset coverage for borrowings was 234%.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the

Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of June 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2019, $56.5 million was outstanding under the facility.
As of June 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.3980%
3-Month LIBOR	2.3199%
Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2019, the unamortized fees and costs of $1.1 million are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
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
The following is the summary of the outstanding facility draws as of June 30, 2019:

Roll-Over/Draw Date	Amount	Maturity Date*	All-In Interest Rate**
June 26, 2019	$31,000,000	July 26, 2019	4.91%
March 15, 2019	3,000,000	Not applicable	Variable based on 1-Month LIBOR rate

April 15, 2019	6,000,000	Not applicable	Variable based on 1-Month LIBOR rate
April 26, 2019	7,500,000	Not applicable	Variable based on 1-Month LIBOR rate
May 9, 2019	5,000,000	Not applicable	Variable based on 1-Month LIBOR rate
June 26, 2019	4,000,000	Not applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$56,500,000
* On July 26, 2019, Management elected to roll over $31.0 million to a 1-Month LIBOR Loan maturing on August 27, 2019 with an all-in interest rate of 4.77%.

**Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to June 30, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage remained 1.575% through June 30, 2019, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million and $3.6 million were recognized as expenses for the three and six months ended June 30, 2019, respectively. Management Fees of $1.2 million were recognized as expenses for both the three and six months ended June 30, 2018.

8.	INTEREST RATE SWAP AND FLOOR AGREEMENT
On February 7, 2019, the Fund entered into an interest rate swap and floor transaction with MUFG Union Bank, N.A. with a preliminary notional amount of $35.0 million to convert floating liabilities to fixed rates. The purpose of the interest rate swap and floor agreement is to protect the Fund against rising interest rates, as the Fund originates loans with fixed interest rates. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund anticipates continuing to adjust the notional principal amount as the outstanding balance under the debt facility changes. On June 30, 2019, the Fund entered into a second interest rate swap and floor transaction with an aggregate notional principal amount of $22.0 million. As of June 30, 2019, the total notional principal amount was $57.0 million. The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon an 1-Month LIBOR rate. Payments are made monthly and will terminate on December 20, 2021. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of June 30, 2019, the 1-Month LIBOR rate was 2.3980%.

As of June 30, 2019, the fair value of the Fund’s interest rate swap and floor was as follows:

	June 30, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$900,934
There was no interest rate swap and floor agreement as of December 31, 2018.

For the three and six months ended June 30, 2019, the interest rate swap and floor had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Interest rate swap agreement	Net change in unrealized loss from derivative instruments	$(597,571)	$(900,934)
	Net realized loss from derivative instruments	$(3,995)	$(4,914)

There was no interest rate swap and floor agreement for the three and six months ended June 30, 2018.
9. TAX STATUS
The Fund had no taxable income for the year ended December 31, 2018. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2019.

As of June 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$130,203,718	$—	$—	$—	$130,203,718
Total	$130,203,718	$—	$—	$—	$130,203,718

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative liability - interest rate swap	$—	$—	$(900,934)	$(900,934)	$(900,934)
Total	$—	$—	$(900,934)	$(900,934)	$(900,934)
As of December 31, 2018:
There were no appreciation or depreciation of assets or liabilities as of December 31, 2018.
10. UNEXPIRED UNFUNDED COMMITMENTS

As of June 30, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $69.0 million and $31.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2019 and December 31, 2018:

As of June 30, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Antheia, Inc.	Biotechnology	$1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2019
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
Higher Ground Education, Inc.	Other Technology	2,500,000	09/30/2019
Invoice2Go, Inc.	Software	2,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Lifit, Inc.	Technology Services	1,000,000	01/30/2020
MacArthur Court Acquisiton Corporaton	Other Healthcare	5,000,000	01/01/2021
MyPizza Technologies, Inc.	Internet	2,500,000	09/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	3,000,000	09/30/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/30/2020
Opya, Inc.	Other Technology	1,000,000	08/15/2019
OrderGroove, Inc.	Software	1,250,000	09/03/2019
Osix Corporation	Internet	150,000	07/31/2019
Owl Cameras, Inc.	Software	3,000,000	01/31/2020
Plant Prefab, Inc.	Other Technology	500,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Romaine Empire, Inc.	Other Technology	3,000,000	07/31/2019
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
Thras.io, Inc.	Other Technology	525,000	03/29/2021
Thrive Financial, Inc.	Technology Services	2,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$69,000,000

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018

Total return**	2.97%	122.89%	4.47%	160.66%

Per share amounts:
Net asset value, beginning of period	$669.17	$(1.86)	$740.89	$(1.59)
Net investment income (loss)	26.46	(10.34)	39.24	(10.61)
Net realized and change in unrealized loss from loans and derivative instruments	(5.89)	—	(9.06)	—
Net increase (decrease) in net assets resulting from operations	20.57	(10.34)	30.18	(10.61)
Distributions of income to shareholder	(26.42)	—	(39.19)	—
Return of capital to shareholder	(4.38)	(20.15)	(172.94)	(20.15)
Contributions from shareholder	100.00	545.00	200.00	545.00

Net asset value, end of period	$758.94	$512.65	$758.94	$512.65
Net assets, end of period	$75,893,748	$51,265,119	$75,893,748	$51,265,119

Ratios to average net assets:
Expenses*	16.32%	54.82%	16.33%	56.63%
Net investment income (loss)*	15.13%	(44.34%)	11.46%	(46.03)%
Portfolio turn-over rate	0.64%	0%	0.71%	0%
Average debt outstanding	$47,625,000	$—	$39,785,714	$—
*Annualized
         **Total return amounts presented above are not annualized. Total return for the three and six months ended June 30, 2018 reflect the start up of the investment operations and was not driven by the performance of the investment portfolio.

12.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued, August 14, 2019, and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

Results of Operations - For the Three and Six Months Ended June 30, 2019 and 2018
The Fund commenced investment operations on May 2, 2018.
Total investment income for the three months ended June 30, 2019 and 2018 was $5.5 million and $0.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of both the performing and all loans calculated using the month-end balances was $113.6 million for the three months ended June 30, 2019 and using the daily balances was $7.3 million for the three months ended June 30, 2018. The weighted-average interest rate on both the performing and all loans for the same periods was 19.04% and 18.37%, respectively. Both the increase in the average outstanding balance and interest rate contributed to the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Total investment income for the six months ended June 30, 2019 and 2018 was $9.5 million and $0.2 million, respectively, which primarily consisted of interest on the venture loans outstanding. The average outstanding balance of both the performing and all loans calculated using the month-end balances was $102.0 million for the six months ended June 30, 2019 and using the daily balances was $7.3 million for the six months ended June 30, 2018. The weighted-average interest rate on both the performing and all loans for the same periods was 18.36% and 18.37%. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Management fees for the three months ended June 30, 2019 and 2018 were $1.8 million and $1.2 million, respectively. Management fees for the six months ended June 30, 2019 and 2018 were $3.6 million and $1.2 million, respectively. Management fees were calculated at an annual rate of 1.575% of committed capital.

Organization costs were zero and less than $0.1 million for the three and six months ended June 30, 2019 and 2018, respectively. The organization costs were finalized by the end of the second quarter of 2018 as the Fund commenced investment operations at that time.

Interest expense was $0.9 million and $1.6 million for the three and six months ended June 30, 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The average debt outstanding for the three and six months ended June 30, 2019 was $47.6 million and $39.8 million, respectively. There was no debt facility for the three and six months ended June 30, 2018 as the Fund entered into the debt facility in December 2018.

Banking and professional fees were $0.1 million and less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Banking and professional fees were $0.3 million and less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

Other operating expenses for both the three months ended June 30, 2019 and 2018 were less than $0.1 million. Other operating expenses were $0.1 million and less than $0.1 million for the six months ended June 30, 2019 and 2018, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income (loss) for the three months ended June 30, 2019 and 2018 were $2.6 million and $(1.0) million, respectively. Net investment income (loss) for the six months ended June 30, 2019 and 2018 were $3.9 million and $(1.1) million, respectively.

Net realized loss from derivative instruments was less than $0.1 million for both the three and six months ended June 30, 2019. The reason for the loss was due to interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate. There was no realized gain (loss) from derivative instruments for the three and six months ended June 30, 2018 as the interest rate swap and floor agreement was established in February 2019.

Net change in unrealized gain from loans was less than $0.1 million and zero for the three and six months ended June 30, 2019, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance. There was no net change in unrealized gain (loss) from loans for the three and six months ended June 30, 2018 as the Fund commenced investment operations in May 2018.

Net change in unrealized loss from derivative instruments was $0.6 million and $0.9 million for the three and six months ended June 30, 2019, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative swap and is a reflection of the market’s outlook on the economy and the future of interest rate changes. There was no net change in unrealized gain (loss) from derivative instruments for the three and six months ended June 30, 2018 as the Fund did not establish the interest rate swap and floor agreement until February 2019.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2019 and 2018 was $2.1 million and $(1.0) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2019 and 2018 was $20.56 and $(10.34), respectively.

Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2019 and 2018 was $3.0 million and $(1.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2019 and 2018 was $30.18 and $(10.61), respectively.

Liquidity and Capital Resources – June 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $102.5 million and $82.5 million as of June 30, 2019 and December 31, 2018, respectively. As of both June 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $460.0 million, of which $119.6 million and $96.6 million had been called and received, as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, $340.4 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $16.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the six months ended June 30, 2019 and 2018 was as follows:

	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net cash used in operating activities	$(51,616,460)	$(21,508,296)
Net cash provided by financing activities	54,495,086	54,500,000
Net increase in cash and cash equivalents	$2,878,626	$32,991,704

As of June 30, 2019 and December 31, 2018, 2.7% and 1.0%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2019, $56.5 million was outstanding under the facility.

For the six months ended June 30, 2019 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $63.9 million for the six months ended June 30, 2019. Net loan amounts outstanding after amortization and valuation adjustments increased by $51.2 million for the same period. Unexpired unfunded commitments totaled $69.0 million as of June 30, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2019	$151.0 million	$20.8 million	$130.2 million	$69.0 million
December 31, 2018	$87.1 million	$8.1 million	$79.0 million	$31.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2019 and December 31, 2018.

As of June 30, 2019:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Antheia, Inc.	Biotechnology	$1,500,000	12/31/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
AvantStay, Inc.	Other Technology	500,000	07/31/2019
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2019
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
Higher Ground Education, Inc.	Other Technology	2,500,000	09/30/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Invoice2Go, Inc.	Software	2,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Lifit, Inc.	Technology Services	1,000,000	01/30/2020
MacArthur Court Acquisiton Corporaton	Other Healthcare	5,000,000	01/01/2021
MyPizza Technologies, Inc.	Internet	2,500,000	09/30/2019
NeuMoDx Molecular, Inc.	Medical Devices	3,000,000	09/30/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/30/2020
Opya, Inc.	Other Technology	1,000,000	08/15/2019
OrderGroove, Inc.	Software	1,250,000	09/03/2019
Osix Corporation	Internet	150,000	07/31/2019
Owl Cameras, Inc.	Software	3,000,000	01/31/2020
Plant Prefab, Inc.	Other Technology	500,000	07/31/2019
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Romaine Empire, Inc.	Other Technology	3,000,000	07/31/2019
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
Thras.io, Inc.	Other Technology	525,000	03/29/2021
Thrive Financial, Inc.	Technology Services	2,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Wheels Labs, Inc.	Other Technology	500,000	07/31/2019
Total		$69,000,000

As of December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019

Borrower	Industry	Unexpired Unfunded Commitment	Expiration date
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000

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

As of June 30, 2019, the Fund had cash reserves of $3.7 million and approximately $48.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $340.4 million and recallable capital of $16.0 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2019, the Fund’s asset coverage ratio was 234%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2019, the outstanding debt balance was $56.5 million at a weighted-average floating interest rate of 2.41%, for which the Fund had a weighted-average interest rate swap in place at 2.28% on $57.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes for the $0.5 million that was over-hedged.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(18,557)	$(285,000)	$282,500	$(21,057)
1%	$37,114	$570,000	$(565,000)	$42,114
2%	$74,229	$1,140,000	$(1,130,000)	$84,229
3%	$111,343	$1,710,000	$(1,695,000)	$126,343
4%	$148,458	$2,280,000	$(2,260,000)	$168,458
5%	$185,572	$2,850,000	$(2,825,000)	$210,572

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement. Currently, if no withdrawal agreement is ratified, the withdrawal of the UK from the EU is scheduled to take effect on October 31, 2019, with the possibility of an earlier departure if an agreement is ratified before that deadline. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Martin D. Eng
Maurice C. Werdegar		Martin D. Eng
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 14, 2019	Date:	August 14, 2019