Form 10-Q
period 2019-09-30
Venture Lending & Leasing IX, Inc.
filed 2019-11-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2019
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2019 and 2018

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2019 and 2018

Condensed Schedules of Investments (Unaudited)
As of September 30, 2019 and December 31, 2018

Condensed Schedule of Open Swap Contracts (Unaudited)
As of September 30, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
ASSETS
Loans, at estimated fair value
(cost of $169,122,313 and $79,045,107)	$167,759,844	$79,045,107
Cash and cash equivalents	4,847,880	832,815
Dividend and interest receivables	2,234,052	985,020
Other assets	1,146,299	1,316,366
Total assets	175,988,075	82,179,308

LIABILITIES
Borrowings under debt facility	85,000,000	6,000,000
Accrued management fees	1,840,000	1,811,250
Derivative liability - interest rate swap	1,014,599	—
Accounts payable and other accrued liabilities	1,812,766	279,331
Total liabilities	89,667,365	8,090,581

NET ASSETS	$86,320,710	$74,088,727

Analysis of Net Assets:

Capital paid in on shares of capital stock	$117,025,000	$82,525,000
Net unrealized depreciation on investments	(2,377,068)	(1,148,292)
Distribution in excess of net investment income	(28,327,222)	(7,287,981)
Net assets (equivalent to $863.21 and $740.89 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$86,320,710	$74,088,727

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$59,825,000	$31,025,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

INVESTMENT INCOME:
Interest on loans	$6,089,248	$1,411,618	$15,459,659	$1,636,371
Other interest and other income	32,770	87,983	177,136	107,556
Total investment income	6,122,018	1,499,601	15,636,795	1,743,927

EXPENSES:
Management fees	1,840,000	1,811,250	5,462,500	3,022,058
Organization costs	—	—	—	27,654
Interest expense	1,156,808	—	2,768,712	—
Banking and professional fees	26,855	181,443	319,058	207,115
Other operating expenses	59,975	43,625	124,149	84,306
Total expenses	3,083,638	2,036,318	8,674,419	3,341,133
Net investment income (loss)	3,038,380	(536,717)	6,962,376	(1,597,206)

Net realized loss from derivative instruments	(4,681)	—	(9,595)	—
Net change in unrealized loss from loans	(1,362,469)	—	(1,362,469)	—
Net change in unrealized loss from derivative instruments	(113,664)	—	(1,014,599)	—
Net realized and change in unrealized loss from loans and derivative instruments	(1,480,814)	—	(2,386,663)	—

Net increase (decrease) in net assets resulting from operations	$1,557,566	$(536,717)	$4,575,713	$(1,597,206)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$15.58	$(5.37)	$45.76	$(15.97)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2018	100,000	$100	$54,524,900	$(3,259,881)	$51,265,119
Net decrease in net assets resulting from operations	—	—	—	(536,717)	(536,717)
Return of capital to shareholder	—	—	—	(3,129,795)	(3,129,795)
Contributions from shareholder	—	—	9,000,000	—	9,000,000
Balance at September 30, 2018	100,000	$100	$63,524,900	$(6,926,393)	$56,598,607

Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748
Net increase in net assets resulting from operations	—	—	—	1,557,566	1,557,566
Distributions of income to shareholder	—	—	—	(3,033,700)	(3,033,700)
Return of capital to shareholder	—	—	—	(2,596,904)	(2,596,904)
Contributions from shareholder	—	—	14,500,000	—	14,500,000
Balance at September 30, 2019	100,000	$100	$117,024,900	$(30,704,290)	$86,320,710

Balance at December 31, 2017	100,000	$100	$24,900	$(184,165)	$(159,165)
Net decrease in net assets resulting from operations	—	—	—	(1,597,206)	(1,597,206)
Return of capital to shareholder	—	—	—	(5,145,022)	(5,145,022)
Contributions from shareholder	—	—	63,500,000	—	63,500,000
Balance at September 30, 2018	100,000	$100	$63,524,900	$(6,926,393)	$56,598,607

Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	4,575,713	4,575,713
Distributions of income to shareholder	—	—	—	(6,952,781)	(6,952,781)
Return of capital to shareholder	—	—	—	(19,890,949)	(19,890,949)
Contributions from shareholder	—	—	34,500,000	—	34,500,000
Balance at September 30, 2019	100,000	$100	$117,024,900	$(30,704,290)	$86,320,710

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$4,575,713	$(1,597,206)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	9,595	—
Net change in unrealized loss from loans	1,362,469	—
Net change in unrealized loss from derivative instruments	1,014,599	—
Amortization of deferred costs related to borrowing facility	317,415	—
Net increase in dividend and interest receivables	(1,249,032)	(616,420)
Net increase in other assets	(147,347)	(60,769)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,562,184	1,841,922
Origination of loans	(109,925,000)	(57,625,000)
Principal payments on loans	18,357,701	5,867,482
Acquisition of equity securities	(6,653,637)	(5,145,022)
Net cash used in operating activities	(90,775,340)	(57,335,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	(18,700,000)	—
Contribution from shareholder	34,500,000	63,500,000
Borrowings under debt facility	98,700,000	—
Repayments of borrowings under debt facility	(19,700,000)	—
Payments made for interest rate swap	(29,315)	—
Interest received from interest rate swap	19,720	—
Net cash provided by financing activities	94,790,405	63,500,000

Net increase in cash and cash equivalents	4,015,065	6,164,987

CASH AND CASH EQUIVALENTS:
Beginning of period	832,815	25,000
End of period	$4,847,880	$6,189,987

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,250,865	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$8,143,730	$5,145,022
Receipt of equity securities as repayment of loans	$1,490,093	$—
See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2019

As of September 30, 2019, all loans were valued using significant unobservable inputs and were made to non-affiliates. Additionally, all loans were pledged as collateral as part of the debt facility.

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,099	$1,399,756	$1,399,756	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,455	1,454,289	1,454,289	12/1/2022
	Antheia, Inc. Subtotal					2,969,554	2,854,045	2,854,045
Biotechnology Total		3.3%				$2,969,554	$2,854,045	$2,854,045

Computer & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,468,125	$2,357,953	$2,357,953	3/1/2023
Computers & Storage Total		2.7%				$2,468,125	$2,357,953	$2,357,953

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,056,019	$2,934,372	$1,725,909	11/1/2021
Enterprise Networking Total		2.0%				$3,056,019	$2,934,372	$1,725,909

Internet
	Ainsly, Inc.*^		Senior Secured	12.5%		$742,103	$668,011	$668,011	8/1/2022
	Ainsly, Inc.*^		Senior Secured	12.5%		247,384	247,384	247,384	8/1/2022
	Ainsly, Inc.*^ Subtotal					989,487	915,395	915,395
	Amino Payments, Inc.		Senior Secured	10.8%		552,134	514,103	514,103	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		247,830	226,179	226,179	1/1/2023
	FindShadow, PBC		Senior Secured	11.5%		618,682	582,881	582,881	4/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,371	336,529	336,529	10/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,950,610	4,657,854	4,657,854	12/1/2022
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,475,584	2,413,684	2,413,684	2/1/2023
	MyPizza Technologies, Inc. Subtotal					7,426,194	7,071,538	7,071,538
	Osix Corporation		Senior Secured	12.3%		90,326	78,385	78,385	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		902,402	863,661	863,661	12/1/2021
	Serface Care, Inc.		Senior Secured	12.3%		720,810	674,109	674,109	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		240,329	234,288	234,288	2/1/2022
	Serface Care, Inc. Subtotal					961,139	908,397	908,397
	Thrive Market, Inc.		Senior Secured	12.3%		7,032,061	6,842,047	6,842,047	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,465,833	2,297,258	2,297,258	12/1/2023
Internet Total		23.9%				$21,657,459	$20,636,373	$20,636,373

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,319	$2,307,440	$2,307,440	3/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		570,044	535,676	535,676	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		618,297	607,635	607,635	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,691	485,673	485,673	7/1/2022
	CytoVale, Inc. Subtotal					1,683,032	1,628,984	1,628,984
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,883,496	8,221,456	8,221,456	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,460,577	3,226,356	3,226,356	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,927	3,397,656	3,397,656	4/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,965,000	2,883,894	2,883,894	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,889,504	9,507,906	9,507,906
Medical Devices Total		25.1%				$23,932,351	$21,665,786	$21,665,786

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,055,097	$1,014,319	$1,014,319	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		396,940	380,324	380,324	12/1/2020
	HumanAPI, Inc.		Senior Secured	11.8%		1,485,163	1,380,981	1,380,981	10/1/2022
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	496,251	475,418	475,418	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	123,953	112,837	112,837	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,832	123,832	123,832	6/1/2023
	Therapydia, Inc. Subtotal					247,785	236,669	236,669
Other Healthcare Total		4.0%				$3,681,236	$3,487,711	$3,487,711

Other Technology
	Aclima, Inc.		Senior Secured	11.5%	2.3%	$869,477	$851,712	$851,712	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,618,315	1,550,955	1,550,955	7/1/2021
	Aclima, Inc. Subtotal					2,487,792	2,402,667	2,402,667
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,197	470,727	470,727	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,276	944,213	944,213	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,683	806,696	806,696	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		741,703	694,732	694,732	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,360	968,675	968,675	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,731,063	1,663,407	1,663,407
	BW Industries, Inc.		Senior Secured	11.8%		1,980,402	1,736,588	1,736,588	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,964,096	1,906,814	1,906,814	6/1/2023
	BW Industries, Inc. Subtotal					3,944,498	3,643,402	3,643,402
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,951,062	4,710,326	4,710,326	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,238,110	1,216,039	1,216,039	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,189,172	5,926,365	5,926,365
	Dragonfly Vert, Inc.		Senior Secured	12.5%		903,307	867,492	867,492	12/1/2021
	Fitplan, Inc.*^		Senior Secured	12.5%		741,430	705,708	705,708	3/1/2022
	Fitplan, Inc.*^		Senior Secured	12.5%		247,202	247,202	247,202	3/1/2022
	Fitplan, Inc.*^		Senior Secured	12.5%		494,555	477,582	477,582	3/1/2022
	Fitplan, Inc.*^ Subtotal					1,483,187	1,430,492	1,430,492
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,472,620	2,296,058	2,296,058	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,484,098	1,448,005	1,448,005	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,764	482,167	482,167	5/1/2023
	Higher Ground Education, Inc. Subtotal					4,451,482	4,226,230	4,226,230
	Hint, Inc.		Senior Secured	11.0%		1,956,824	1,810,800	1,810,800	8/1/2021
	Kobo360, Inc.*^		Senior Secured	11.3%		188,132	184,307	184,307	6/1/2020
	Kobo360, Inc.*^		Senior Secured	11.3%		247,397	247,397	247,397	9/1/2020
	Kobo360, Inc.*^ Subtotal					435,529	431,704	431,704
	Kogniz, Inc.		Senior Secured	12.8%		305,739	247,725	247,725	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		783,209	753,824	753,824	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		723,067	678,816	678,816	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,955,977	3,760,484	3,760,484	8/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,762	1,396,873	1,396,873	4/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Opya, Inc.		Senior Secured	12.0%		989,900	929,941	929,941	1/1/2023
	Percepto, Inc.		Senior Secured	11.8%		1,483,354	1,380,186	1,380,186	11/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		480,781	446,457	446,457	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		480,869	471,551	471,551	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,359	484,093	484,093	8/1/2022
	Plant Prefab, Inc. Subtotal					1,457,009	1,402,101	1,402,101
	Platform Science, Inc.		Senior Secured	12.0%		1,201,218	1,119,996	1,119,996	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,143,203	1,038,404	1,038,404	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,948,939	4,675,642	4,675,642	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,980,679	2,793,926	2,793,926	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,975,332	2,908,331	2,908,331	2/1/2023
	Romaine Empire, Inc. Subtotal					5,956,011	5,702,257	5,702,257
	Saber es Poder, Inc.		Senior Secured	10.5%		495,314	471,894	471,894	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		247,694	248,680	248,680	5/1/2022
	Saber es Poder, Inc. Subtotal					743,008	720,574	720,574
	Saltbox, Inc.		Senior Secured	12.3%		494,826	465,602	465,602	6/1/2023
	SkyKick, Inc.		Senior Secured	11.0%		4,950,665	4,736,573	4,736,573	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		778,338	752,663	752,663	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,448,761	1,408,039	1,408,039	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	183,517	183,517	183,517	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	182,514	182,513	182,513	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	271,855	271,855	271,855	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	361,559	361,559	361,559	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	445,119	445,119	445,119	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	87,785	87,785	87,785	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.4%	276,242	243,560	243,560	4/1/2024
	Thras.io, Inc. Subtotal					1,808,591	1,775,908	1,775,908
	Velo Holdings Limited		Senior Secured	12.0%		2,474,142	2,307,246	2,307,246	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,177	241,626	241,626	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		371,034	342,182	342,182	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,450,028	4,280,809	4,280,809	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,557	934,263	934,263	9/1/2022
Other Technology Total		76.1%				$69,121,525	$65,675,929	$65,675,929

Security
	Axonius, Inc.		Senior Secured	12.0%		$407,230	$393,001	$393,001	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		919,228	899,126	899,126	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		361,937	336,462	336,462	6/1/2021
Security Total		1.9%				$1,688,395	$1,628,589	$1,628,589

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,310,838	$1,261,988	$1,261,988	11/1/2021
Semiconductors and Equipment Total		1.5%				$1,310,838	$1,261,988	$1,261,988

Software
	Alkanza Inc.		Senior Secured	12.5%		$741,768	$654,488	$500,482	3/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		195,793	179,784	179,784	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		247,610	236,767	236,767	6/1/2022
	Blockdaemon, Inc. Subtotal					443,403	416,551	416,551
	Censia Inc.		Senior Secured	11.0%		990,587	921,243	921,243	10/1/2022
	Dynamics, Inc.		Senior Secured	12.5%		5,887,701	5,215,775	5,215,775	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		986,000	936,940	936,940	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	ICX Media, Inc.		Senior Secured	12.5%		494,551	454,636	454,636	5/1/2022
	Interana, Inc.		Senior Secured	11.3%		2,164,893	2,109,246	2,109,246	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		988,831	879,446	879,446	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,275	973,824	973,824	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,693	972,037	972,037	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,667	970,302	970,302	3/1/2023
	Invoice2Go, Inc. Subtotal					3,957,466	3,795,609	3,795,609
	Ipolipo, Inc.		Senior Secured	12.0%		2,257,851	2,176,192	2,176,192	12/1/2021
	Metawave Corporation		Senior Secured	12.0%		989,237	952,611	952,611	7/1/2022
	Mines.io, Inc.*^		Senior Secured	12.3%		677,270	632,897	632,897	12/1/2021
	Mines.io, Inc.*^		Senior Secured	12.5%		494,338	494,338	494,338	3/1/2022
	Mines.io, Inc.*^ Subtotal					1,171,608	1,127,235	1,127,235
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,919	2,341,128	2,341,128	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,235	1,212,250	1,212,250	6/1/2023
	OrderGroove, Inc. Subtotal					3,710,154	3,553,378	3,553,378
	Owl Cameras, Inc.		Senior Secured	12.5%		3,462,732	3,232,078	3,232,078	12/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		989,304	938,053	938,053	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		742,581	724,884	724,884	5/1/2022
	PlushCare, Inc. Subtotal					1,731,885	1,662,937	1,662,937
	Ready Education Inc.*^		Senior Secured	11.5%		203,506	203,506	203,506	9/1/2021
	Ready Education Inc.*^		Senior Secured	11.5%		391,953	391,954	391,954	9/1/2021
	Ready Education Inc.*^ Subtotal					595,459	595,460	595,460
	Resilio, Inc.		Senior Secured	12.8%		157,683	134,644	134,644	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		173,423	173,423	173,423	5/1/2021
	Resilio, Inc. Subtotal					331,106	308,067	308,067
	Skillshare, Inc.		Senior Secured	12.0%		1,445,738	1,383,931	1,383,931	6/1/2021
	Skillshare, Inc.		Senior Secured	12.5%		932,221	917,065	917,065	1/1/2022
	Skillshare, Inc.		Senior Secured	12.8%		988,912	972,891	972,891	4/1/2022
	Skillshare, Inc. Subtotal					3,366,871	3,273,887	3,273,887
	Stitch Labs, Inc.		Senior Secured	12.0%		1,441,014	1,349,602	1,349,602	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		742,072	726,715	726,715	6/1/2022
	Stitch Labs, Inc. Subtotal					2,183,086	2,076,317	2,076,317
	Swivel, Inc.		Senior Secured	12.0%		247,342	228,100	228,100	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		247,398	247,398	247,398	10/1/2022
	Swivel, Inc. Subtotal					494,740	475,498	475,498
	Talla, Inc.		Senior Secured	12.5%		494,456	457,025	457,025	5/1/2022
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,655	262,642	262,642	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,717	333,751	333,751	2/1/2023
	Venuetize, LLC		Senior Secured	12.3%		234,484	211,956	211,956	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		610,805	571,161	571,161	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		742,433	676,375	676,375	8/1/2022
	Workspot, Inc. Subtotal					1,353,238	1,247,536	1,247,536
Software Total		42.0%				$38,711,648	$36,451,058	$36,297,052

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$480,907	$454,861	$454,861	2/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,886	467,762	467,762	6/1/2022
	Lifit, Inc.*^		Senior Secured	12.0%		494,799	452,336	452,336	8/1/2022
	Lifit, Inc.*^		Senior Secured	12.0%		494,944	483,369	483,369	10/1/2022
	Liftit, Inc.*^ Subtotal					989,743	935,705	935,705
	Loansnap Holdings Inc.*		Senior Secured	11.0%		2,723,982	2,592,198	2,592,198	6/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate	End of Term Payment	Principal	Cost	Fair Value	Maturity Date
	Relimetrics, Inc.		Senior Secured	11.3%		349,564	334,060	334,060	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		2,477,059	2,264,158	2,264,158	1/1/2023
	Thrive Financial, Inc.*		Senior Secured	11.5%		990,294	922,707	922,707	10/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,139,903	1,075,676	1,075,676	3/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,140,233	1,121,382	1,121,382	3/1/2022
	Zeel Networks, Inc. Subtotal					2,280,136	2,197,058	2,197,058
Technology Services Total		11.8%				$10,786,571	$10,168,509	$10,168,509
Grand Total		194.3%				$179,383,721	$169,122,313	$167,759,844

* Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2019, 5.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

See notes to condensed financial statements.

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

* Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2018, 3.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g. securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets.

As part of this calculation, the numerator consists of the value of the Fund’s investment in all eligible portfolio companies, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF OPEN SWAP CONTRACTS (UNAUDITED)
AS OF SEPTEMBER 30, 2019

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$802,346	$—	$(802,346)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	212,253	—	(212,253)

Total				$57,000,000	$1,014,599	$—	$(1,014,599)

(a) The unrealized appreciation/depreciation were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

There was no interest rate swap and floor agreement as of December 31, 2018.

See notes to condensed financial statements.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2019 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2019, the Fund held 4,847,880 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 2.10%, which represented 5.6% of the net assets of the Fund.

Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.

Realized Gains and Losses from Loans

Realized gains on the sale of loans are computed using the difference between the original cost and the sales proceed. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.

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

As of September 30, 2019 and December 31, 2018, the financial statements included nonmarketable investments of $167.8 million and $79.0 million, respectively, (or 95.3% and 96.2% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2019 and December 31, 2018, there were no loans classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2019 and December 31, 2018, the Fund assumed the average duration of a warrant is 4.0 years and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

As of September 30, 2019 and December 31, 2018, the fair values of Other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

As of September 30, 2019 and December 31, 2018, the carrying value of the borrowings under the debit facility were $85.0 million and $6.0 million, respectively. The carrying values of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.
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
Interest Rate Swap and Floor Agreement
The Fund has entered into an interest rate swap and floor agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the swap and floor agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either Derivative asset - interest rate swap or Derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in Net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in Net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap and floor agreement is contractually scheduled to terminate on December 20, 2021.
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three and nine months ended September 30, 2019, the weighted-average interest rate on both the performing and all loans was 16.35% and 17.47%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans were 16.24% and 15.35% for the three months ended September 30, 2018 and for the period from May 2, 2018, the commencement of investment operations, through September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the weighted-average interest rate on the cash portion of the interest income was 12.65% and 12.78%, respectively. The weighted-average interest rate on the cash portion of the interest income for the three months ended September 30, 2018 and for the period from May 2, 2018, the commencement of investment operations, through September 30, 2018 was 12.23% and 11.48%, respectively.

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

All loans as of September 30, 2019 and December 31, 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2019 and December 31, 2018, the Fund had unexpired unfunded commitments to borrowers of $59.8 million and $31.0 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, and 3 during the three and nine months ended September 30, 2019 and 2018.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s interest rate swap is based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2019 and December 31, 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts or Ranges

Biotechnology	$2,854,045	Hypothetical market analysis	Hypothetical market coupon rate	14%

Computers & Storage	2,357,953	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	1,725,909	Hypothetical market analysis	Hypothetical market coupon rate	15%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,448,566 3%

Internet	20,636,373	Hypothetical market analysis	Hypothetical market coupon rate	15%

Medical Devices	21,665,786	Hypothetical market analysis	Hypothetical market coupon rate	23%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$11,429,931 3%

Other Healthcare	3,487,711	Hypothetical market analysis	Hypothetical market coupon rate	16%

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts or Ranges
Other Technology	65,675,929	Hypothetical market analysis	Hypothetical market coupon rate	15%

Security	1,628,589	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors & Equipment	1,261,988	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	36,297,052	Hypothetical market analysis	Hypothetical market coupon rate	17%
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$867,521 3%

Technology Services	10,168,509	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total debt investments	$167,759,844
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts or Ranges

Biotechnology	$1,376,139	Hypothetical market analysis	Hypothetical market coupon rate	15%

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%

Internet	12,972,122	Hypothetical market analysis	Hypothetical market coupon rate	17%

Medical Devices	12,725,062	Hypothetical market analysis	Hypothetical market coupon rate	19%

Other Healthcare	1,740,235	Hypothetical market analysis	Hypothetical market coupon rate	16%

Other Technology	18,472,262	Hypothetical market analysis	Hypothetical market coupon rate	16%

Security	1,876,630	Hypothetical market analysis	Hypothetical market coupon rate	16%

Semiconductors and Equipment	1,404,604	Hypothetical market analysis	Hypothetical market coupon rate	16%

Software	23,269,035	Hypothetical market analysis	Hypothetical market coupon rate	19%

Investment Type - Level 3
Technology Services	1,942,951	Hypothetical market analysis	Hypothetical market coupon rate	15%

Total debt investments	$79,045,107
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.

The following tables present the balances of assets and liabilities as of September 30, 2019 and December 31, 2018 measured at fair value on a recurring basis:

As of September 30, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$167,759,844	$167,759,844
Cash equivalents	4,847,880	—	—	4,847,880
Total assets	$4,847,880	$—	$167,759,844	$172,607,724

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$85,000,000	$—	$85,000,000
Derivative liability - interest rate swap	—	1,014,599	—	1,014,599
Total liabilities	$—	$86,014,599	$—	$86,014,599

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$79,045,107	$79,045,107
Total assets	$—	$—	$79,045,107	$79,045,107

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$6,000,000	$—	$6,000,000
Total liabilities	$—	$6,000,000	$—	$6,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	Loans	Warrants	Loans	Warrants
Beginning balance	$130,203,718	$—	$79,045,107	$—
Acquisitions and originations	46,025,000	2,930,604	109,925,000	8,143,730
Principal reductions and amortization of discounts	(7,106,405)	—	(19,847,794)	—
Distributions to shareholder	—	(2,930,604)	—	(8,143,730)
Net change in unrealized loss from loans	(1,362,469)	—	(1,362,469)	—
Net realized loss from investments	—	—	—	—
Ending balance	$167,759,844	$—	$167,759,844	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2019	$(1,362,469)		$(1,362,469)

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
	Loans	Warrants	Loans	Warrants
Beginning balance	$19,527,403	$—	$—	$—
Acquisitions and originations	35,625,000	3,129,795	57,625,000	5,145,022
Principal reductions and amortization of discounts	(3,394,885)	—	(5,867,482)	—
Distributions to shareholder	—	(3,129,795)	—	(5,145,022)
Ending balance	$51,757,518	$—	$51,757,518	$—
Net change in unrealized gain from loans relating to loans still held at September 30, 2018	$—		$—

4.	EARNINGS PER SHARE
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
As of both September 30, 2019 and December 31, 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2019 and December 31, 2018, was $460.0 million. Total contributed capital to the Company as of September 30, 2019 and December 31, 2018 was $138.0 million and $96.6 million, respectively, of which $117.0 million and $82.5 million were contributed to the Fund in each period, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Cash distributions	$18,700,000	$—
Distributions of equity securities	8,143,730	5,145,022
Total distributions to shareholder	$26,843,730	$5,145,022

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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of September 30, 2019, the Fund’s asset coverage for borrowings was 201%.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. A Reference Rate Loan is defined as a loan bearing interest at the highest of: (a) the Federal Funds Rate for such day plus one half of one percent (0.50%), (b) the prime rate and (c) LIBOR loan period of one month plus one percent (1%) (“Reference Rate”). A LIBOR Loan is defined as a loan bearing interest at the prevailing LIBOR rate for a period equal to the applicable LIBOR Loan period which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) two (2) business days prior to the first day of the applicable LIBOR Loan period (rounded upward, if necessary, to the nearest 1/100th of 1%) divided by one minus the percentage (expressed as a decimal and rounded upwards, if necessary, to the next higher 1/100th of 1%) which is in effect for such day as prescribed by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any basic, supplemental or emergency reserves) in respect of eurocurrency liabilities or any similar category of liabilities for a member bank of the Federal Reserve System in New York City (“LIBOR Reserve Percentage”) (“LIBOR”). A LIBOR Market Index Rate Loan is defined as a loan bearing interest, for any day, at a variable rate of interest equal to the one-month LIBOR (“LIBOR Market Index Rate”) based on a minimum deposit of at least $5.0 million for a period equal to one month which appears on the Reuters Screen LIBOR01 Page (or any applicable successor page) at approximately 11:00 a.m. (London time) on such date of determination, or if not a business day, then the immediate preceding business day (rounded upward, if necessary to the nearest 1/100th of 1%). As of September 30, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2019, $85.0 million was outstanding under the facility.
As of September 30, 2019, the LIBOR rate was as follows:

1-Month LIBOR	2.0156%
3-Month LIBOR	2.0851%
Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2019, the unamortized fees and costs of $1.0 million are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
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
The following is the summary of the outstanding facility draws as of September 30, 2019:

	Amount	Maturity Date*	All-In Interest Rate**
LIBOR Loan	$31,000,000	October 25, 2019	4.55%
LIBOR Market Index Rate Loan	54,000,000	Not Applicable	Variable based on 1-Month LIBOR rate
Total Outstanding	$85,000,000
* On September 26, 2019, Management elected to roll over $31 million to a 1-Month LIBOR Loan maturing on October 25, 2019 with an all-in interest rate of 4.55%.
**Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to September 30, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.600% as of September 30, 2019, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million and $5.5 million were recognized as expenses for the three and nine months ended September 30, 2019, respectively. Management Fees of $1.8 million and $3 million were recognized as expenses for the three and nine months ended September 30, 2018, respectively.

8.	INTEREST RATE SWAP AND FLOOR AGREEMENT
On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with the hedging requirements of the Fund’s debt facility. As of September 30, 2019, the total notional principal amount was $57.0 million.
The following table presents the Fund’s fair value and its location in the Fund’s condensed statement of assets and liabilities:

	September 30, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap agreement	Derivative liability - interest rate swap	$1,014,599
There was no interest rate swap and floor agreement as of December 31, 2018.
The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of September 30, 2019, the 1-Month LIBOR rate was 2.0156%.

For the three and nine months ended September 30, 2019, the interest rate swap and floor had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Interest rate swap agreement	Net change in unrealized loss from derivative instruments	$(113,664)	$(1,014,599)
	Net realized loss from derivative instruments	$(4,681)	$(9,595)
There was no interest rate swap and floor agreement for the three and nine months ended September 30, 2018.
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2019 the Fund has met the BDC and RIC requirements.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Below is a table summarizing the cost (on U.S. GAAP and tax basis) and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Loans	$169,122,313	$—	$(1,362,469)	$(1,362,469)	$167,759,844
Total	$169,122,313	$—	$(1,362,469)	$(1,362,469)	$167,759,844

Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)	Fair Value
Derivative liability - interest rate swap	$—	$—	$(1,014,599)	$(1,014,599)	$(1,014,599)
Total	$—	$—	$(1,014,599)	$(1,014,599)	$(1,014,599)
There were no appreciation or depreciation of assets or liabilities as of December 31, 2018.
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.  These book/tax differences are either temporary or permanent in nature.  To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise.  Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.  These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.
Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP.
The Fund anticipates distributing all distributable earnings by the end of the year.  Through September 30, 2019, the Fund had no undistributed earnings.  The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of September 30, 2019 and December 31, 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $59.8 million and $31.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2019 and December 31, 2018:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Antitoxin Technologies Inc.	Other Technology	500,000	11/30/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Censia Inc.	Software	500,000	12/01/2019
Cesium, Inc.	Internet	500,000	03/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
HumanAPI, Inc.	Other Healthcare	1,000,000	01/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2019	Expiration Date
Invoice2Go, Inc.	Software	1,000,000	12/31/2019
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Masse, Inc.	Internet	375,000	10/01/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
OrderGroove, Inc.	Software	1,250,000	10/02/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Percepto, Inc.	Other Technology	1,000,000	05/31/2020
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
Solugen, Inc.	Technology Services	2,500,000	01/31/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Thrive Financial, Inc.	Technology Services	1,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Truthset, Inc.	Software	375,000	11/30/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Workspot, Inc.	Software	750,000	10/31/2019
Total		$59,825,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2019 and 2018.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018

Total return**	2.00%	(1.03%)	6.56%	157.97%

Per share amounts:
Net asset value, beginning of period	$758.94	$512.65	$740.89	$(1.59)
Net investment income (loss)	30.38	(5.37)	69.62	(15.97)
Net realized and change in unrealized loss from loans and derivative instruments	(14.80)	—	(23.86)	—
Net increase (decrease) in net assets resulting from operations	15.58	(5.37)	45.76	(15.97)
Distributions of income to shareholder	(30.34)	—	(69.53)	—
Return of capital to shareholder	(25.97)	(31.29)	(198.91)	(51.45)
Contributions from shareholder	145.00	90.00	345.00	635.00

Net asset value, end of period	$863.21	$565.99	$863.21	$565.99
Net assets, end of period	$86,320,710	$56,598,607	$86,320,710	$56,598,607

Ratios to average net assets:
Expenses*	15.69%	15.62%	16.08%	21.59%
Net investment income (loss)*	15.46%	(4.12%)	12.91%	(10.32)%
Portfolio turn-over rate	—%	—%	0.62%	—%
Average debt outstanding	$74,675,000	$—	$52,070,000	$—

*Annualized
**Total return amounts presented above are not annualized. Total return for the three and nine months ended September 30, 2018 reflect the start up of the investment operations and was not driven by the performance of the investment portfolio.

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

The Fund elected to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest.  The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and the Board of Directors ratified, its discretion to extend Fund VIII’s investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII’s investment period. The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2019 and 2018
The Fund commenced investment operations on May 2, 2018.
Total investment income for the three months ended September 30, 2019 and 2018 was $6.1 million and $1.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of both the performing and all loans calculated using the month-end balances was $149.0 million and $34.8 million for the three months ended September 30, 2019 and 2018, respectively. The weighted-average interest rate on both the performing and all loans for the same periods was 16.35% and 16.24%, respectively. Both the increase in the average outstanding balance and interest rate contributed to the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Total investment income for the nine months ended September 30, 2019 and 2018 were $15.6 million and $1.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The average outstanding balance of both the performing and all loans calculated using the month-end balances was $118.0 million for the nine months ended September 30, 2019 and using the daily balances was $14.2 million for the nine months ended September 30, 2018. The weighted-average interest rate on both the performing and all loans for the same periods was 17.47% and 15.35%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Management fees for both the three months ended September 30, 2019 and 2018 was $1.8 million. Management fees for the nine months ended September 30, 2019 and 2018 were $5.5 million and $3.0 million, respectively. For the three months ended September 30, 2019, management fees were calculated at an annual rate of 1.600%. For the nine months ended September 30, 2019, management fees were calculated at an annual rate of 1.575% from January 1, 2019 through June 30, 2019, and 1.600% from July 1, 2019 through September 30, 2019. For both the three and nine months ended September 30, 2018, management fees were calculated at an annual rate of 1.575%.

Organization costs were zero for both the three and nine months ended September 30, 2019. Organization costs were zero and less than $0.1 million for the three and nine months ended September 30, 2018, respectively. The organization costs were finalized by the end of the second quarter of 2018 as the Fund commenced investment operations at that time.

Interest expense was $1.2 million and $2.8 million for the three and nine months ended September 30, 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The average debt outstanding for the three and nine months ended September 30, 2019 was $74.7 million and $52.1 million, respectively. There was no debt facility for the three and nine months ended September 30, 2018 as the Fund entered into the debt facility in December 2018.

Banking and professional fees were less than $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Banking and professional fees were $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

Other operating expenses were $0.1 million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Other operating expenses were $0.1 million for both the nine months ended September 30, 2019 and 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income (loss) for the three months ended September 30, 2019 and 2018 were $3.0 million and $(0.5) million, respectively. Net investment income (loss) for the nine months ended September 30, 2019 and 2018 were $7.0 million and $(1.6) million, respectively.

Net realized loss from derivative instruments was less than $0.1 million for both the three and nine months ended September 30, 2019. The reason for the loss was due to interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate. There was no realized gain (loss) from derivative instruments for the three and nine months ended September 30, 2018 as the interest rate swap and floor agreement was established in February 2019.

Net change in unrealized loss from loans was $1.4 million for both the three and nine months ended September 30, 2019. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance. There was no net change in unrealized gain (loss) from loans for the three and nine months ended September 30, 2018.

Net change in unrealized loss from derivative instruments was $0.1 million and $1.0 million for the three and nine months ended September 30, 2019, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap and is a reflection of the market’s outlook on the economy and the future of interest rate changes. There was no net change in unrealized gain (loss) from derivative instruments for the three and nine months ended September 30, 2018 as the Fund did not establish the interest rate swap and floor agreement until February 2019.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2019 and 2018 was $1.6 million and $(0.5) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2019 and 2018 was $15.58 and $(5.37), respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 was $4.6 million and $(1.6) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2019 and 2018 was $45.76 and $(15.97), respectively.

Liquidity and Capital Resources – September 30, 2019 and December 31, 2018

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $117.0 million and $82.5 million as of September 30, 2019 and December 31, 2018, respectively. As of both September 30, 2019 and December 31, 2018, the Company had subscriptions for capital in the amount of $460.0 million, of which $138.0 million and $96.6 million had been called and received, as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, $322.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $18.7 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the nine months ended September 30, 2019 and 2018 was as follows:

	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net cash used in operating activities	$(90,775,340)	$(57,335,013)
Net cash provided by financing activities	94,790,405	63,500,000
Net increase in cash and cash equivalents	$4,015,065	$6,164,987

As of September 30, 2019 and December 31, 2018, 2.8% and 1.0%, respectively, of the Fund’s total assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2019, $85.0 million was outstanding under the facility.

For the nine months ended September 30, 2019 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $109.9 million for the nine months ended September 30, 2019. Net loan amounts outstanding after amortization and valuation adjustments increased by $88.8 million for the same period. Unexpired unfunded commitments totaled $59.8 million as of September 30, 2019.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2019	$197.0 million	$29.2 million	$167.8 million	$59.8 million
December 31, 2018	$87.1 million	$8.1 million	$79.0 million	$31.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of September 30, 2019 and December 31, 2018.

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2019	Expiration date
Ablacon	Medical Devices	$2,500,000	01/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2019	Expiration date
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Antitoxin Technologies Inc.	Other Technology	500,000	11/30/2019
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	12,500,000	12/31/2020
Censia Inc.	Software	500,000	12/01/2019
Cesium, Inc.	Internet	500,000	03/31/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
GoForward, Inc.	Other Healthcare	12,500,000	07/01/2020
HumanAPI, Inc.	Other Healthcare	1,000,000	01/31/2020
Invoice2Go, Inc.	Software	1,000,000	12/31/2019
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Masse, Inc.	Internet	375,000	10/01/2019
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
OrderGroove, Inc.	Software	1,250,000	10/02/2019
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Platform Science, Inc.	Other Technology	1,750,000	10/31/2019
Solugen, Inc.	Technology Services	2,500,000	01/31/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
Talla, Inc.	Software	500,000	12/31/2019
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Thrive Financial, Inc.	Technology Services	1,500,000	12/31/2019
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Truthset, Inc.	Software	375,000	11/30/2019
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Workspot, Inc.	Software	750,000	10/31/2019
Total		$59,825,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration date
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000

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

The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of September 30, 2019, the Fund had cash reserves of $4.8 million and approximately $64.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $322.0 million and recallable capital of $18.7 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2019, the Fund’s asset coverage ratio was 201%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2019, the outstanding debt balance was $85.0 million at a weighted-average floating interest rate of 2.03%, for which the Fund had a weighted-average interest rate swap in place at 2.28% on $57.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(24,239)	$(285,000)	$425,000	$115,761
1%	$48,479	$570,000	$(850,000)	$(231,521)
2%	$96,958	$1,140,000	$(1,700,000)	$(463,042)
3%	$145,436	$1,710,000	$(2,550,000)	$(694,564)
4%	$193,915	$2,280,000	$(3,400,000)	$(926,085)
5%	$242,394	$2,850,000	$(4,250,000)	$(1,157,606)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”). There is significant uncertainty about how negotiations relating to the UK’s withdrawal will be resolved, as well as the potential consequences and precise timeframe for “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. Since then, the EU has extended the Brexit deadline several times to allow the UK parliament to ratify a withdrawal agreement, the result and timing of which remain uncertain. The UK could also, in theory, cancel Brexit if the rest of the EU consents or if there is a second referendum reversing the UK’s withdrawal. If, however, the UK withdraws from the EU without ratifying an agreement, the resulting uncertainty regarding the trading and cross-border investment relationship between the UK and the EU could negatively impact investments across Europe.

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

Special risk considerations relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors. The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade disputes between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce operations in China and/or suffer downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. Whether these factors are mitigated or exacerbated remains uncertain and will depend, in part, on the outcome of negotiations between the United States and China to resolve their trade disputes.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2019	Date:	November 13, 2019