Form 10-K
period 2019-12-31
Venture Lending & Leasing IX, Inc.
filed 2020-03-16
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 16, 2020, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 13, 2020	III

PART I.

ITEM 1.	BUSINESS
Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in June 2017. The Fund had elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund will receive warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. Some debt investments are restructured, which may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2019, the percentage of non-qualifying investments in the Fund was 5.7%.
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
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement, and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.

The documentation for venture loans include representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will be exercisable for a term of five to ten years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common stock of Venture-Backed Companies. The Fund did not make any direct investments in equity securities during the prior year. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, although, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.
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
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to continue to qualify as a RIC and therefore, must meet diversification standards under the Code.
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

Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

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

The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager seeks to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1.0 million.

•	The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.

•	The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.

•	The company’s business plan contemplates sales of at least $25.0 million within five years.

•	The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2028.

•	Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.

•	The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•	The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2019, the Fund made Special Situation Financings of about 2% of total commitments.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets, as long as at the time of such investment, at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.
Leverage. The Fund borrowed money and intends to continue borrowing from and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.
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
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	74	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, Chief Executive Officer	54	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001.
David R. Wanek, President	45	President and other positions for Westech Investment Advisors since 2001.
Jay L. Cohan, Vice President, Assistant Secretary	54	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999.
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	55
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.

Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.	RISK FACTORS
GENERAL

Reliance on Management. The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. On last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Amended and Restated Articles of Incorporation provide that, on December 31, 2028, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2028, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the BDC’s or RIC’s, the Fund may not fund new investments, which would impact the operations of the Fund.
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
Leverage. The Fund currently borrows money and intends to continue borrowing and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured, syndicated loan facility with a borrowing availability of $200.0 million and the outstanding balance under the facility as of December 31, 2019 was $100.0 million.
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
Lenders have required that the Fund pledge all assets as collateral for borrowings and have required that the Company provide guarantees or other credit enhancements. The Company, however, will not pledge its assets to secure such borrowings as this could result in unrelated business taxable income to its tax-exempt members. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets.
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
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
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any material pending legal proceedings involving the Fund.
Tax Status. The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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

Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual member as a miscellaneous itemized deduction, for 2017, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the 2016 referendum in which the United Kingdom (“UK”) voted to exit the European Union (“EU”), commonly referred to as “Brexit.” On March 29, 2017, the UK formally notified the European Council of its intention to withdraw from the EU and triggered the two-year period set out for withdrawal discussions in the Treaty on European Union. After several extensions of the period for withdrawal negotiations, the UK and EU agreed to terms on a withdrawal agreement, which was approved by the UK Parliament on January 22, 2020. The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, is now in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation. While the UK will remain in the EU’s single market and customs union during the transition period, the long-term nature of the relationship between the UK and the EU remains uncertain and the timetable as to when any agreement will be reached is unclear.

Therefore, the ultimate effects of Brexit will depend on the agreements the UK negotiates to retain access to EU markets beyond the transitional period. Brexit has created legal and tax uncertainty, which may last for years to come. While it is not possible to determine the precise impact that the outcome of negotiations regarding the UK-EU relationship may have on the Fund during this period and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the recent outbreak of coronavirus emanating from China, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations and services.

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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2019, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
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
As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often-unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
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
Privately-Held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., Venture Lending & Leasing VIII, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the recent outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it. For example, Fund portfolio companies may be significantly impacted by the ongoing trade dispute between the United States and China that have resulted in the imposition of tariffs by both countries on certain goods entering their respective markets. Among other things, such disputes could prompt a portfolio company to reduce its operations in China and/or suffer of downward pricing pressure. Additionally, a portfolio company that relies on Chinese investors could experience challenges in securing additional capital investments. In January 2020, the United States and China signed an agreement representing the first phase of a broader trade agreement between the two countries. Among other things, the agreement stipulates that both countries will reduce existing tariffs on certain imports and obligates China to increase its purchases of goods and services in the United States. However, it is unclear whether the countries will honor the terms of the phase one agreement, which could result in the imposition of additional tariffs and other retaliatory actions. Therefore, whether the factors identified above that could impact Fund portfolio companies are mitigated or exacerbated remains uncertain and will depend, in part, on their ability to fully implement the terms of the phase one deal, as well as the final outcome of ongoing negotiations between the United States and China to resolve their trade dispute through a comprehensive agreement.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests, are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
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
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund elected to be treated as a RIC under the Code and operates in a manner to qualify for the tax treatment applicable to RICs, including the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and the Board of Directors ratified, its discretion to extend Fund VIII's investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII's investment period. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and, other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and, other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $5,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating and Corporate Governance Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
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
Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these Unaffiliated Funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a predecessor fund) and for such investment opportunity to only subsequently be offered to an Unaffiliated Fund once declined by the Fund (or a predecessor fund).

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.	LEGAL PROCEEDINGS
The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 16, 2020 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2019, the Fund had distributed $40.8 million to date to its sole shareholder, of which $20.9 million were in cash.

(Intentionally left blank)

ITEM 6.        SELECTED FINANCIAL DATA
The following table summarizes certain financial data and should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period Ended December 31, 2017*
Statements of Operations Data:
Investment income:
Interest on loans	$23,613,264	$4,292,189	$—
Other interest and other income	195,483	152,248	—
Total investment income	23,808,747	4,444,437	—
Expenses:
Management fees	7,302,500	4,833,308	—
Organizational costs	—	27,654	184,165
Interest expense	3,995,300	72,360	—
Banking and professional fees	460,935	360,208	—
Other operating expenses	178,282	115,034	—
Total expenses	11,937,017	5,408,564	184,165
Net investment income (loss)	11,871,730	(964,127)	(184,165)

Net realized loss from loans	(2,393,159)	—
Net realized loss from derivative instruments	(73,774)	—	—
Net change in unrealized loss from loans	(903,934)	—	—
Net change in unrealized loss from derivative instruments	(825,574)	—	—
Net realized and change in unrealized loss from loans and derivative instruments	$(4,196,441)	$—	$—

Net increase (decrease) in net assets resulting from operations	$7,675,289	$(964,127)	$(184,165)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$76.75	$(9.64)	$(1.84)
Weighted average shares outstanding	100,000	100,000	100,000

	As of December 31,
	2019	2018	2017*
Statements of Assets and Liabilities Data:
Loans	$203,311,245	$79,045,107	$—
Net assets	$113,832,373	$74,088,727	$(159,165)
* From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Results of Operations – For the Years Ended December 31, 2019 and 2018
For the most recent discussion on the results of operations for the period ending December 31, 2017, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 14, 2019.
The Fund commenced investment operations on May 2, 2018, and is the primary reason for the material increases in both investment income and expenses in 2019 compared to the same period in 2018.
Total investment income for the years ended December 31, 2019, and 2018 was $23.8 million and $4.4 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. Increase in interest income on venture loans outstanding is a reflection of the increased volume of loans originated, average outstanding balance of the loans, and weighted-average interest rate on the loans. The average outstanding balance of performing loans calculated on a monthly basis was $135.5 million and $26.3 million for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the average outstanding balance of all loans calculated on a monthly basis was $135.9 million and $26.3 million, respectively. The weighted-average interest rate on performing loans was 17.42% and 16.33% for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the weighted-average interest rate on all loans was 17.37% and 16.33%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.
Expenses for the years ended December 31, 2019 and 2018 were $11.9 million and $5.4 million, respectively.
Management fees for the years ended December 31, 2019 and 2018 were $7.3 million and $4.8 million, respectively. For the period from May 2, 2018 through December 31, 2018, management fees were calculated at 1.575% of committed capital. Management fees were calculated at the aforementioned rate from January 1, 2019 through June 30, 2019. For the period from July 1, 2019 through December 31, 2019, management fees were calculated at 1.600% off committed capital.
Interest expense for the years ended December 31, 2019 and 2018 was $4.0 million and less than $0.1 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The increase in interest expense is primarily due to higher interest expense related to debt amounts drawn down. The average debt outstanding for the years ended December 31, 2019 is $61.2 million. The average debt outstanding for the period from December 20, 2018 through December 31, 2018 is $6.0 million. The Fund borrowed from the debt facility to fund growth in investment operations.
Banking and professional fees for the years ended December 31, 2019 and 2018 were $0.5 million and $0.4 million, respectively. Banking and professional fees were comprised of legal, audit, banking and other professional fees.
Other operating expenses for the years ended December 31, 2019 and 2018 were $0.2 million and 0.1 million, respectively. Other operating expense increased in 2019 compared to 2018 primarily due to timing as the Fund started investment operations in May 2018. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income (loss) for the years ended December 31, 2019 and 2018 was $11.9 million and $(1.0) million, respectively.

Net realized loss from loans for the years ended December 31, 2019 and 2018 was $2.4 million and zero, respectively. This is primarily due losses incurred on written-off loans, which is slightly offset by partial recovery receivable.

Net realized loss from derivative instruments for the year ended December 31, 2019 and 2018 was $0.1 million and zero, respectively. The reason for the loss was due to interest paid by the Fund on the interest rate swap and floor agreements when the fixed rate interest of the swap and floor was higher than the floating rate. There was no realized gain or loss from derivative instruments for the year ended December 31, 2018 as the interest rate swap and floor agreements were established in February 2019.

Net change in unrealized loss from loans for the year ended December 31, 2019 and 2018 was $0.9 million and zero, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off. There was no net change in unrealized gain or loss from loans for the year ended December 31, 2018 as the Fund had just started investment operations in May 2018.

Net change in unrealized loss from derivative instruments for the year ended December 31, 2019 and 2018 was $0.8 million and zero, respectively. The net change in unrealized gain or loss from derivative instruments consisted of fair market value adjustments to the derivative swap and is a reflection of the market’s outlook on the economy and the future of interest rate changes. There was no net change in unrealized gain or loss from derivative instruments for the year ended December 31, 2018 as the Fund did not establish the interest rate swap and floor agreement until February 2019.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2019 and 2018 was $7.7 million and $(1.0) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the same periods was $76.75 and $(9.64), respectively.
Liquidity and Capital Resources -- December 31, 2019 and 2018
For the most recent discussion on the liquidity and capital resources for the period ending December 31, 2017, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2019.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $148.1 million and $82.5 million as of December 31, 2019 and 2018, respectively. As of both December 31, 2019 and 2018, the Company had subscriptions for capital in the amount of $460.0 million, of which $174.8 million and $96.6 million had been called and received, as of December 31, 2019 and 2018, respectively. As of December 31, 2019, $285.2 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.9 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.
The change in cash held by the Fund for the years ended December 31, 2019 and 2018 was as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net cash used in operating activities	$(128,689,142)	$(86,387,259)
Net cash provided by financing activities	138,611,086	87,195,074
Net increase in cash and cash equivalents	$9,921,944	$807,815
As of December 31, 2019 and 2018, 9.4% and 1.0%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan, or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2019, $100.0 million was outstanding under the facility.

For the year ended December 31, 2019 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $160.7 million and $87.1 million for the years ended December 31, 2019 and 2018, respectively. Net loan amounts outstanding after amortization and valuation adjustments increased by $124.3 million and $79.0 million for the years ended December 31, 2019 and 2018, respectively. Unexpired unfunded commitments totaled $78.0 million and $31.0 million as of December 31, 2019 and 2018, respectively.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2019	$247.8 million	$44.5 million	$203.3 million	$78.0 million
December 31, 2018	$87.1 million	$8.1 million	$79.0 million	$31.0 million
The following tables show the unexpired unfunded commitments by portfolio company as of December 31, 2019 and 2018.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019
Plethora, Inc.	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.
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

As of December 31, 2019, the Fund had cash reserves of $10.8 million and approximately $75.9 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $285.2 million and recallable capital of $20.9 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2019, the Fund's asset coverage ratio was 213%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2019, the outstanding debt balance was $100.0 million at a weighted-average floating interest rate of 1.77%, for which the Fund had interest rate swaps in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2019. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(53,774)	$(285,000)	$500,000	$161,226
1%	$107,548	$570,000	$(1,000,000)	$(322,452)
2%	$215,095	$1,140,000	$(2,000,000)	$(644,905)
3%	$322,643	$1,710,000	$(3,000,000)	$(967,357)
4%	$430,190	$2,280,000	$(4,000,000)	$(1,289,810)
5%	$537,738	$2,850,000	$(5,000,000)	$(1,612,262)
Additionally, a change in the interest rate may affect the value of the interest rate swap and effect net change in unrealized gain or loss from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the interest rate swap while any rate decreases will decrease the value.

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
December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$3,964,607	$5,405,804	$6,089,248	$8,153,605
Other interest and other income	51,238	93,128	32,770	18,347
Total investment income	4,015,845	5,498,932	6,122,018	8,171,952
Expenses:
Management fees	1,811,250	1,811,250	1,840,000	1,840,000
Interest expense	716,565	895,339	1,156,808	1,226,588
Banking and professional fees	175,591	116,612	26,855	141,877
Other operating expenses	33,966	30,210	59,975	54,131
Total expenses	2,737,372	2,853,411	3,083,638	3,262,596
Net investment income	1,278,473	2,645,521	3,038,380	4,909,356

Net realized loss from loans	—	—	—	(2,393,159)
Net realized loss from derivative instruments	(919)	(3,995)	(4,681)	(64,179)
Net change in unrealized gain (loss) from loans	(12,314)	12,314	(1,362,469)	458,535
Net change in unrealized gain (loss) from derivative instruments	(303,362)	(597,571)	(113,664)	189,023
Net realized and change in unrealized loss from loans and derivative instruments	(316,595)	(589,252)	(1,480,814)	(1,809,780)
Net increase in net assets resulting from operations	$961,878	$2,056,269	$1,557,566	$3,099,576

Amounts per common share:
Net increase in net assets resulting from operations per share	$9.62	$20.56	$15.58	$31.00
Weighted average shares outstanding	100,000	100,000	100,000	100,000

(Intentionally left blank.)

December 31, 2018 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Investment Income:
Interest on loans	$—	$224,753	$1,411,618	$2,655,818
Other interest and other income	—	19,573	87,983	44,692
Total investment income	—	244,326	1,499,601	2,700,510
Expenses:
Management fees	—	1,210,808	1,811,250	1,811,250
Organizational costs	26,973	681	—	—
Interest expense	—	—	—	72,360
Banking and professional fees	—	25,672	181,443	153,093
Other operating expenses	—	40,680	43,626	30,728
Total expenses	26,973	1,277,841	2,036,319	2,067,431
Net investment income (loss)	(26,973)	(1,033,515)	(536,718)	633,079

Net increase (decrease) in net assets resulting from operations	$(26,973)	$(1,033,515)	$(536,718)	$633,079

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(0.27)	$(10.34)	$(5.37)	$6.33
Weighted average shares outstanding	100,000	100,000	100,000	100,000

(Intentionally left blank.)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Custodial Agreement
On December 11, 2019, the Fund entered into a Custodial Agreement (the “Agreement”) with Wells Fargo Bank, National Association (the “Custodian”). Pursuant to the Agreement, the Custodian shall maintain custody of certain loan agreements and other related items, as well as certificated securities, and shall hold, release, and transfer thereof on the Fund's behalf. The Custodian may, at any time, resign by giving a written notice of its resignation to the Fund at least ninety (90) days prior to the date of resignation. The Fund may remove the Custodian at any time by giving the Custodian at least sixty (60) days’ prior written notice.
The foregoing description of the material terms of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed herewith as Exhibit 10.3 and is incorporated herein by reference.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 13, 2020 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2019 and 2018
Statements of Operations for the years ended December 31, 2019, 2018 and the period ended December 31, 2017
Statements of Changes in Net Assets for the years ended December 31, 2019, 2018 and the period ended December 31, 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and the period ended December 31, 2017
Schedules of Investments as of December 31, 2019 and 2018
Schedule of Open Swap Contracts as of December 31, 2019
Notes to Financial Statements
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

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934

10.1	Form of Custody Agreement between the Fund and Union Bank, N.A. filed with the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10.2
Form of Management Agreement between the Fund, and the Manager, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

10.3	Custody Agreement between the Fund and Wells Fargo Bank, National Association effective December 11, 2019.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 16, 2020		Date:	March 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	CEO & Director	March 16, 2020
Maurice C. Werdegar

By:	/S/ Ronald W. Swenson	Chairman & Director	March 16, 2020
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 16, 2020
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 16, 2020
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 16, 2020
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statement of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets, cash flows, and financial highlights (presented in Note 11) for each of the two years in the period ended December 31, 2019, and the period from June 28, 2017 (inception) to December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, cash flows, and financial highlights for each of the two years in the period ended December 31, 2019, and the period from June 28, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2019, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 16, 2020

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS:
Loans, at estimated fair value
(cost of $204,215,179 and $79,045,107)	$203,311,245	$79,045,107
Cash and cash equivalents	10,754,759	832,815
Dividend and interest receivables	2,701,713	985,020
Other assets	939,716	1,316,366
Total assets	217,707,433	82,179,308

LIABILITIES:
Borrowings under debt facility	100,000,000	6,000,000
Accrued management fees	1,840,000	1,811,250
Derivative liability - interest rate swap	825,574	—
Accounts payable and other accrued liabilities	1,209,486	279,331
Total liabilities	103,875,060	8,090,581

NET ASSETS:	$113,832,373	$74,088,727

Analysis of Net Assets:

Capital paid in on shares of capital stock	$148,125,000	$82,525,000
Total distributable losses	(34,292,627)	(8,436,273)
Net assets (equivalent to $1,138.32 and $740.89 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$113,832,373	$74,088,727

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$77,950,000	$31,025,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2019, and 2018 and the Period Ended December 31, 2017*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2019	December 31, 2018	December 31, 2017*
INVESTMENT INCOME:
Interest on loans	$23,613,264	$4,292,189	$—
Other interest and other income	195,483	152,248	—
Total investment income	23,808,747	4,444,437	—

EXPENSES:
Management fees	7,302,500	4,833,308	—
Organizational costs	—	27,654	184,165
Interest expense	3,995,300	72,360	—
Banking and professional fees	460,935	360,208	—
Other operating expenses	178,282	115,034	—
Total expenses	11,937,017	5,408,564	184,165
Net investment income (loss)	11,871,730	(964,127)	(184,165)

Net realized loss from loans	(2,393,159)	—
Net realized loss from derivative instruments	(73,774)	—	—
Net change in unrealized loss from loans	(903,934)	—	—
Net change in unrealized loss from derivative instruments	(825,574)	—	—
Net realized and change in unrealized loss from loans and derivative instruments	(4,196,441)	—	—
Net increase (decrease) in net assets resulting from operations	$7,675,289	$(964,127)	$(184,165)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$76.75	$(9.64)	$(1.84)
Weighted average shares outstanding	100,000	100,000	100,000
* From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2019, and 2018 and the Period Ended December 31, 2017

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 28, 2017	—	$—	$—	$—	$—
Net decrease in net assets resulting from operations	—	—	—	(184,165)	(184,165)
Contributions from shareholder	100,000	100	24,900	—	25,000
Balance at December 31, 2017	100,000	$100	$24,900	$(184,165)	$(159,165)
Net decrease in net assets resulting from operations	—	—	—	(964,127)	(964,127)
Distributions to shareholder	—	—	—	(7,287,981)	(7,287,981)
Contributions from shareholder	—	—	82,500,000	—	82,500,000
Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	7,675,289	7,675,289
Distributions to shareholder	—	—	—	(33,531,643)	(33,531,643)
Contributions from shareholder	—	—	65,600,000	—	65,600,000
Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2019, and 2018 and the Period Ended December 31, 2017*

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2019	December 31, 2018	December 31, 2017*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$7,675,289	$(964,127)	$(184,165)
Adjustments to reconcile net increase (decrease) in net assets resulting from operation to net cash used in operating activities:
Net realized loss from loans	2,393,159	—	—
Net realized loss from derivative instruments	73,774	—	—
Net change in unrealized loss from loans	903,934	—	—
Net change in unrealized loss from derivative instruments	825,574	—	—
Amortization of deferred costs related to borrowing facility	427,523	35,268	—
Net increase in dividend and interest receivables	(1,716,693)	(985,020)	—
Net increase in other assets	(35,733)	(46,708)	—
Net increase in accounts payable, other accrued liabilities, accrued management fees and due to manager	958,905	1,906,416	184,165
Origination of loans	(160,675,000)	(87,100,000)	—
Principal payments on loans	31,535,775	8,054,893	—
Acquisition of equity securities	(11,055,649)	(7,287,981)	—
Net cash used in operating activities	(128,689,142)	(86,387,259)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(20,900,000)	—	—
Contributions from shareholder	65,600,000	82,500,000	25,000
Borrowings under debt facility	119,200,000	6,000,000	—
Repayments of borrowings under debt facility	(25,200,000)	—	—
Payments made for interest rate swap	(96,231)	—	—
Payments received from interest rate swap	22,458	—	—
Payments of bank facility fees and costs	(15,141)	(1,304,926)	—
Net cash provided by financing activities	138,611,086	87,195,074	25,000
Net increase in cash and cash equivalents	9,921,944	807,815	25,000

CASH AND CASH EQUIVALENTS:
Beginning of year/period*	832,815	25,000	—
End of year/period*	$10,754,759	$832,815	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR/PERIOD:
Interest - Debt facility	$3,304,431	$—	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$12,631,643	$7,287,981	$—
Receipt of equity securities as repayment of loans	$1,575,994	$—	$—
* From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,639	$1,408,221	$1,408,221	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,034	1,457,221	1,457,221	12/1/2022
	Antheia, Inc. Subtotal					2,968,673	2,865,442	2,865,442
	Quartzy, Inc.		Senior Secured	12.0%		742,489	624,980	624,980	8/1/2023
Biotechnology Total		3.1%				$3,711,162	$3,490,422	$3,490,422

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,472,801	$2,370,284	$2,370,284	3/1/2023
Computers & Storage Total		2.1%				$2,472,801	$2,370,284	$2,370,284

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	18.0%		$2,556,019	$112,500	$112,500	*
Enterprise Networking Total		0.1%				$2,556,019	$112,500	$112,500

Internet
	Ainsly, Inc.**^		Senior Secured	12.5%		$741,853	$677,056	$677,056	8/1/2022
	Ainsly, Inc.**^		Senior Secured	12.5%		247,301	247,301	247,301	8/1/2022
	Ainsly, Inc.**^ Subtotal					989,154	924,357	924,357
	Amino Payments, Inc.		Senior Secured	10.8%		532,709	499,394	499,394	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		247,773	228,311	228,311	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,007	120,175	120,175	1/1/2023
	Cesium, Inc. Subtotal					370,780	348,486	348,486
	FindShadow, PBC		Senior Secured	11.5%		582,658	552,638	552,638	4/1/2022
	Lukla, Inc.		Senior Secured	12.5%		494,770	411,213	411,213	12/1/2022
	Marley Spoon, Inc.**^		Senior Secured	12.0%	2.5%	3,712,354	2,605,484	2,605,484	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,266	340,411	340,411	10/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,367	362,237	362,237	1/1/2023
	Masse, Inc. Subtotal					742,633	702,648	702,648
	Merchbar, Inc.		Senior Secured	11.8%		494,959	458,681	458,681	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,878	2,419,067	2,419,067	2/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,949,181	4,687,370	4,687,370	12/1/2022
	My Pizza Technologies, Inc. Subtotal					7,424,059	7,106,437	7,106,437
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,263	1,068,622	1,068,622	2/1/2023
	Osix Corporation		Senior Secured	12.3%		81,469	71,706	71,706	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		814,144	782,670	782,670	12/1/2021
	Serface Care, Inc.		Senior Secured	12.3%		655,700	617,093	466,871	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		218,620	213,641	161,633	2/1/2022
	Serface Care, Inc. Subtotal					874,320	830,734	628,504
	Stay Alfred, Inc.		Senior Secured	12.0%		4,948,899	4,567,733	4,567,733	7/1/2023
	Thrive Market, Inc.		Senior Secured	12.3%		6,444,148	6,285,233	6,285,233	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,470,833	2,419,085	2,419,085	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,370	2,315,633	2,315,633	12/1/2023
	Verishop, Inc. Subtotal					4,945,203	4,734,718	4,734,718
Internet Total		27.9%				$34,689,522	$31,950,754	$31,748,524

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,651	$2,318,784	$2,318,784	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Anutra Medical, Inc.		Senior Secured	12.0%		247,474	234,112	234,112	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		570,096	561,077	561,077	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		520,387	491,789	491,789	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,059	461,375	461,375	7/1/2022
	CytoVale, Inc. Subtotal					1,559,542	1,514,241	1,514,241
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,879,965	8,717,603	8,717,603	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,834	3,402,907	3,402,907	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,459,382	3,247,068	3,247,068	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,969,337	2,893,992	2,893,992	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,891,553	9,543,967	9,543,967
Medical Devices Total		19.6%				$24,055,185	$22,328,707	$22,328,707

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$941,631	$909,177	$909,177	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		321,838	310,782	310,782	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,091	485,091	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc. Subtotal					1,979,775	1,877,651	1,877,651
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	483,127	465,420	465,420	5/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,953	123,953	123,953	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,078	114,085	114,085	3/1/2023
	Therapydia, Inc. Subtotal					248,031	238,038	238,038
Other Healthcare Total		9.2%				$11,401,473	$10,465,833	$10,465,833

Other Technology
	Aclima, Inc.		Senior Secured	12.0%		$2,487,792	$2,434,107	$2,434,107	*
	Antitoxin Technologies Inc.**^		Senior Secured	11.5%		495,197	458,025	458,025	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,063	474,151	474,151	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,006	950,646	950,646	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,388	811,782	811,782	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,026	970,529	970,529	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		689,624	649,139	649,139	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,678,650	1,619,668	1,619,668
	BW Industries, Inc.		Senior Secured	11.8%		1,979,730	1,927,230	1,927,230	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,819	1,757,319	1,757,319	5/1/2023
	BW Industries, Inc. Subtotal					3,959,549	3,684,549	3,684,549
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,237,779	1,218,953	1,218,953	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,949,699	4,743,974	4,743,974	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,187,478	5,962,927	5,962,927
	Fitplan, Inc.**^		Senior Secured	12.5%		451,727	437,616	437,616	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		677,222	647,498	647,498	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		225,795	225,795	225,795	3/1/2022
	Fitplan, Inc.**^ Subtotal					1,354,744	1,310,909	1,310,909
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,471,753	2,313,924	2,313,924	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,595	1,450,927	1,450,927	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,598	483,148	483,148	5/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,718	482,359	482,359	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,944,664	4,730,358	4,730,358
	Hint, Inc.		Senior Secured	11.0%		1,724,265	1,610,424	1,610,424	8/1/2021
	Kobo360, Inc.**^		Senior Secured	11.3%		188,120	188,120	188,120	9/1/2020
	Kobo360, Inc.**^		Senior Secured	11.3%		127,168	125,342	125,342	6/1/2020
	Kobo360, Inc.**^ Subtotal					315,288	313,462	313,462
	Kogniz, Inc.		Senior Secured	12.8%		271,626	225,274	225,274	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		690,328	667,484	667,484	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		628,788	595,193	595,193	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,954,583	3,784,146	3,784,146	8/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,247	1,404,471	1,404,471	4/1/2023
	Opya, Inc.		Senior Secured	12.0%		989,594	936,064	936,064	1/1/2023
	Percepto, Inc.		Senior Secured	11.8%		1,485,000	1,390,197	1,390,197	11/1/2022
	Pitzi, Ltd.**^		Senior Secured	12.0%		494,932	337,890	337,890	11/1/2023
	Plant Prefab, Inc.		Senior Secured	11.0%		436,815	429,152	429,152	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,230	485,444	485,444	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		436,736	408,403	408,403	2/1/2022
	Plant Prefab, Inc. Subtotal					1,368,781	1,322,999	1,322,999
	Platform Science, Inc.		Senior Secured	12.0%		1,092,405	1,025,274	1,025,274	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,143,203	1,040,015	1,040,015	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,947,392	4,702,878	4,702,878	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,989,549	2,821,203	2,821,203	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,984,037	2,923,783	2,923,783	2/1/2023
	Romaine Empire, Inc. Subtotal					5,973,586	5,744,986	5,744,986
	Saber es Poder, Inc.		Senior Secured	10.5%		451,402	431,977	431,977	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		240,399	241,229	241,229	5/1/2022
	Saber es Poder, Inc. Subtotal					691,801	673,206	673,206
	Saltbox, Inc.		Senior Secured	12.3%		494,667	468,114	468,114	6/1/2023
	SkyKick, Inc.		Senior Secured	11.0%		4,949,290	4,766,396	4,766,396	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		671,229	652,092	652,092	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,947,179	4,164,487	4,164,487	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,343,387	1,308,538	1,308,538	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	185,880	185,880	185,880	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	281,514	250,101	250,101	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	186,943	186,943	186,943	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	91,070	91,070	91,070	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	368,336	368,336	368,336	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	276,852	276,852	276,852	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	457,896	457,896	457,896	7/1/2024
	Thras.io, Inc. Subtotal					1,848,491	1,817,078	1,817,078
	Veev Group, Inc.		Senior Secured	12.5%		814,961	785,872	785,872	12/1/2021
	Velo Holdings Limited		Senior Secured	12.0%		2,473,358	2,326,791	2,326,791	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		232,911	228,261	228,261	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		338,714	314,676	314,676	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,448,446	4,301,016	4,301,016	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,226	940,635	940,635	9/1/2022
Other Technology Total		61.7%				$74,265,209	$70,285,041	$70,285,041

Security
	Axonius, Inc.		Senior Secured	12.0%		$361,483	$350,280	$350,280	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		848,037	831,014	831,014	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		314,927	295,554	295,554	6/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Security Total		1.3%				$1,524,447	$1,476,848	$1,476,848

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,176,312	$1,137,034	$1,137,034	11/1/2021
Semiconductors & Equipment Total		1.0%				$1,176,312	$1,137,034	$1,137,034

Software
	Alkanza Inc.		Senior Secured	18.0%		$677,531	$317,479	$160,154	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,484,138	1,392,854	1,392,854	6/1/2023
	Blockdaemon, Inc.		Senior Secured	11.3%		247,542	238,275	238,275	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		172,574	160,080	160,080	8/1/2021
	Blocdaemon, Inc. Subtotal					420,116	398,355	398,355
	Canary Technologies Corporation		Senior Secured	11.5%		247,445	227,240	227,240	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,325	929,044	929,044	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,964	1,348,759	1,348,759	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%		5,196,946	4,670,012	4,670,012	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		991,021	946,027	946,027	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		480,312	446,415	446,415	5/1/2022
	Interana, Inc.		Senior Secured	11.3%		1,880,980	1,838,925	1,838,925	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		902,694	811,358	811,358	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,950	975,628	975,628	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,381	973,707	973,707	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,795	971,709	971,709	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	938,608	938,608	6/1/2023
	Invoice2Go, Inc. Subtotal					4,859,153	4,671,010	4,671,010
	Ipolipo, Inc.		Senior Secured	12.0%		2,181,071	2,058,285	2,058,285	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		494,988	448,935	448,935	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,897	968,703	968,703	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,979,560	1,815,140	1,815,140	2/1/2023
	Medable, Inc. Subtotal					2,969,457	2,783,843	2,783,843
	Metawave Corporation		Senior Secured	12.0%		937,979	906,739	906,739	7/1/2022
	Migo Money, Inc.**^		Senior Secured	12.5%		451,529	451,529	451,529	3/1/2022
	Migo Money, Inc.**^		Senior Secured	12.3%		610,858	574,763	574,763	12/1/2021
	Migo Money, Inc.**^ Subtotal					1,062,387	1,026,292	1,026,292
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,099	2,352,429	2,352,429	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,848	1,214,197	1,214,197	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,122	1,212,501	1,212,501	6/1/2023
	OrderGroove, Inc. Subtotal					4,946,069	4,779,127	4,779,127
	Owl Cameras, Inc.		Senior Secured	18.0%		3,461,552	2,866,672	2,322,293	*
	PlushCare, Inc.		Senior Secured	11.8%		721,024	706,066	706,066	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		960,569	917,175	917,175	5/1/2022
	PlushCare, Inc. Subtotal					1,681,593	1,623,241	1,623,241
	Ready Education Inc.**^		Senior Secured	11.5%		180,541	180,541	180,541	9/1/2021
	Ready Education Inc.**^		Senior Secured	11.5%		349,214	349,214	349,214	9/1/2021
	Ready Education, Inc.**^ Subtotal					529,755	529,755	529,755
	Resilio, Inc.		Senior Secured	12.8%		149,688	149,688	149,688	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		133,441	116,663	116,663	3/1/2021
	Resilio, Inc. Subtotal					283,129	266,351	266,351
	Splitwise, Inc.		Senior Secured	12.3%		494,768	467,646	467,646	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,310,479	1,234,947	1,234,947	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		741,828	728,702	728,702	6/1/2022
	Stitch Labs, Inc. Subtotal					2,052,307	1,963,649	1,963,649

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Swivel, Inc.		Senior Secured	12.0%		247,319	247,319	247,319	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		240,927	224,342	224,342	8/1/2022
	Swivel, Inc. Subtotal					488,246	471,661	471,661
	Talla, Inc.		Senior Secured	12.5%		480,218	448,442	448,442	5/1/2022
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,547	267,283	267,283	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,714	371,714	371,714	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,630	337,302	337,302	2/1/2023
	Truthset, Inc. Subtotal					743,344	709,016	709,016
	Venuetize, LLC		Senior Secured	12.3%		214,880	195,955	195,955	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,358	721,400	721,400	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,204	684,512	684,512	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		542,189	510,896	510,896	9/1/2021
	Workspot, Inc. Subtotal					2,026,751	1,916,808	1,916,808
Software Total		35.3%				$44,057,972	$40,915,820	$40,214,116

Technology Services
	Callisto Media, Inc.		Senior Secured	10.3%		$2,475,086	$2,171,160	$2,171,160	6/1/2023
	Keyo AI Inc.		Senior Secured	10.0%		436,352	414,912	414,912	2/1/2022
	Klar Holdings Limited**^		Senior Secured	12.5%		247,346	192,549	192,549	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,731	471,508	471,508	6/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,641	457,564	457,564	8/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,791	484,576	484,576	10/1/2022
	Lift, Inc.**^ Subtotal					989,432	942,140	942,140
	Loansnap Holdings Inc.**		Senior Secured	11.0%		2,723,258	2,610,640	2,610,640	6/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		316,328	303,649	303,649	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		2,476,420	2,284,875	2,284,875	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,440	1,213,420	1,213,420	1/1/2023
	Solugen, Inc. Subtotal					3,714,860	3,498,295	3,498,295
	Thrive Financial, Inc.**		Senior Secured	11.5%		990,014	930,252	930,252	10/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,122,811	2,039,447	2,039,447	3/1/2022
Technology Services Total		11.9%				$14,510,218	$13,574,552	$13,574,552

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$123,714	$115,226	$115,226	9/1/2022
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,410,893	5,992,158	5,992,158	6/1/2023
Wireless Total		5.4%				$6,534,607	$6,107,384	$6,107,384
Grand Total		178.6%				$220,954,927	$204,215,179	$203,311,245

*As of December 31, 2019, loans with a cost basis of $5.7 million and a fair value of $5.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of December 31, 2019, 5.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2019, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2018

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,485,403	$1,376,139	$1,376,139	12/1/2022
Biotechnology Total		1.9%				$1,485,403	$1,376,139	$1,376,139

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	11.0%		$3,466,659	$3,266,067	$3,266,067	11/1/2021
Enterprise Networking Total		4.4%				$3,466,659	$3,266,067	$3,266,067

Internet
	Amino Payments, Inc.		Senior Secured	9.0%	4.8%	$625,521	$597,770	$597,770	12/1/2021
	DreamCloud Holdings, LLC		Senior Secured	12.0%		4,948,333	4,232,618	4,232,618	12/1/2021
	Osix Corporation		Senior Secured	12.3%		98,605	80,379	80,379	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		988,684	926,867	926,867	12/1/2021
	Thrive Market, Inc.		Senior Secured	12.3%		7,420,042	7,134,488	7,134,488	4/1/2022
Internet Total		17.5%				$14,081,185	$12,972,122	$12,972,122

Medical Devices
	CytoVale, Inc.		Senior Secured	12.0%		$618,631	$566,206	$566,206	3/1/2022
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,893,475	8,990,046	8,990,046	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,463,954	3,168,810	3,168,810	4/1/2023
Medical Devices Total		17.2%				$13,976,060	$12,725,062	$12,725,062

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$1,237,487	$1,168,686	$1,168,686	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		610,296	571,549	571,549	12/1/2020
Other Healthcare Total		2.4%				$1,847,783	$1,740,235	$1,740,235

Other Technology
	Aclima, Inc.		Senior Secured	11.0%	0.5%	$2,109,845	$1,987,764	$1,987,764	7/1/2021
	Brightside Benefit, Inc.		Senior Secured	12.1%		742,419	676,970	676,970	9/1/2022
	Dragonfly Vert, Inc.		Senior Secured	12.5%		984,722	928,746	928,746	12/1/2021
	Fitplan, Inc.* ^		Senior Secured	12.5%		742,195	689,277	689,277	3/1/2022
	Hint, Inc.		Senior Secured	11.0%		2,475,778	2,217,362	2,217,362	8/1/2021
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,553	235,597	235,597	6/1/2020
	Kobo360 Inc.* ^		Senior Secured	11.3%		247,607	247,607	247,607	9/1/2020
	Kobo360 Inc.* ^ Subtotal					495,160	483,204	483,204
	Kogniz, Inc.		Senior Secured	12.8%		370,935	274,751	274,751	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		990,265	937,821	937,821	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		989,590	906,963	906,963	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	500,151	462,877	462,877	6/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	248,860	244,096	244,096	9/1/2021
	Plethora, Inc.		Senior Secured	9.5%	4.3%	496,863	486,908	486,908	10/1/2021
	Plethora, Inc. Subtotal					1,245,874	1,193,881	1,193,881
	Scoot Networks, Inc.		Senior Secured	12.8%		879,262	818,310	818,310	3/1/2021
	SkyKick, Inc.		Senior Secured	11.0%		4,952,637	4,660,147	4,660,147	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		1,081,134	1,031,438	1,031,438	5/1/2021
	Theatro Labs, Inc.		Senior Secured	12.0%		1,484,478	1,426,311	1,426,311	8/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		247,423	239,317	239,317	4/1/2022
Other Technology Total		24.9%				$19,791,717	$18,472,262	$18,472,262
Security

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Axonius, Inc.		Senior Secured	12.0%		$494,882	$470,235	$470,235	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		988,949	959,222	959,222	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		494,508	447,173	447,173	6/1/2021
Security Total		2.5%				$1,978,339	$1,876,630	$1,876,630

Semiconductors and Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,484,845	$1,404,604	$1,404,604	11/1/2021
Semiconductors and Equipment Total		1.9%				$1,484,845	$1,404,604	$1,404,604

Software
	Blockdaemon, Inc.		Senior Secured	11.3%		$247,555	$219,310	$219,310	8/1/2021
	Dynamics, Inc.		Senior Secured	12.5%		7,420,031	6,251,460	6,251,460	8/1/2021
	Interana, Inc.		Senior Secured	11.3%		2,970,465	2,865,164	2,865,164	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		989,788	829,825	829,825	3/1/2022
	Ipolipo, Inc.		Senior Secured	12.0%		2,453,333	2,323,285	2,323,285	12/1/2021
	Metricly, Inc.		Senior Secured	12.3%		494,715	450,708	450,708	11/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.3%		742,179	671,683	671,683	12/1/2021
	Mines.io, Inc.* ^		Senior Secured	12.5%		494,618	494,618	494,618	3/1/2022
	Mines.io, Inc.* ^ Subtotal					1,236,797	1,166,301	1,166,301
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		247,581	247,581	247,581	9/1/2021
	Oohlala Mobile, Inc.* ^		Senior Secured	11.5%		469,136	469,136	469,136	9/1/2021
	Oohlala Mobile, Inc.* ^ Subtotal					716,717	716,717	716,717
	OrderGroove, Inc.		Senior Secured	12.0%		2,474,167	2,311,992	2,311,992	6/1/2023
	PlushCare, Inc.		Senior Secured	11.8%		990,205	917,120	917,120	5/1/2022
	Resilio, Inc.		Senior Secured	12.8%		225,964	180,310	180,310	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		240,276	240,276	240,276	5/1/2021
	Resilio, Inc. Subtotal					466,240	420,586	420,586
	Skillshare, Inc.		Senior Secured	12.0%		1,978,640	1,862,640	1,862,640	6/1/2021
	Stitch Labs, Inc.		Senior Secured	12.0%		1,484,916	1,346,447	1,346,447	2/1/2022
	Venuetize, LLC		Senior Secured	12.3%		247,416	214,060	214,060	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,276	674,121	674,121	9/1/2021
	Zoomdata, Inc.		Senior Secured	11.5%		736,105	699,299	699,299	3/1/2022
Software Total		31.4%				$25,649,366	$23,269,035	$23,269,035

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$495,800	$455,925	$455,925	2/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		371,450	347,197	347,197	1/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		1,238,318	1,139,829	1,139,829	3/1/2022
Technology Services Total		2.6%				$2,105,568	$1,942,951	$1,942,951
Grand Total		106.7%				$85,866,925	$79,045,107	$79,045,107

* Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2018, 3.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g. securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investment in all eligible portfolio companies, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

As of December 31, 2018, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedule of Open Swap Contracts

As of December 31, 2019

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(668,876)	$—	$(668,876)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(156,698)	—	(156,698)

Total				$57,000,000	$(825,574)	$—	$(825,574)

(a) The unrealized appreciation/depreciation was determined using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

There was no interest rate swap and floor agreement as of December 31, 2018.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2028 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by Venture Lending & Leasing IX, LLC (the “Company”). Prior to commencing operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value for $25,000 in June 2017. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on September 22, 2017.

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified and/or disclosed to conform to current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2019, the Fund held 10,754,759 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 9.4% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the amortization of equity securities included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and amortized over the life of the loan.
Realized Gains and Losses from Loans
Realized gains on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

As of December 31, 2019 and 2018, the financial statements included nonmarketable investments of $203.3 million and $79.0 million, respectively, (or 93.4% and 96.2% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of December 31, 2019, loans with a cost basis of $5.7 million and a fair value of $5.0 million were classified as non-accrual. There were no loans classified as non-accrual as of December 31, 2018.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2019 and 2018, the Fund assumed the average duration of a warrant is 4.0 years and 3.5 years, respectively. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

The carrying value of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.

Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee, less any applicable legal costs, becomes recognized as other income after the commitment expires.
Deferred Bank Fees
The deferred bank fees and costs associated with the debt facility are included in Other assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on December 20, 2021. The amortization of these costs is recorded as interest expense in the Statements of Operations.

Interest Rate Swap and Floor Agreements

The Fund has entered into interest rate swap and floor agreements to manage the Fund's exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the swap and floor agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either derivative asset - interest rate swap or derivative liability - interest rate swap in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations. The interest rate swap and floor agreements are contractually scheduled to terminate on December 20, 2021.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The ASU modifies the disclosure requirement on fair value measurements in Topic 820, Fair Value Measurement, by eliminating, modifying, and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of Topic 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Fund elected to adopt the amendments of ASU 2018-13 during the fiscal year ended December 31, 2019. ASU 2018-13 did not have a material impact on the Fund’s financial statements.

In July 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-07, “Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (SEC Update).” The ASU amends various paragraphs pursuant to the issuance of the Securities Exchange and Commission (“SEC”) Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. One of the disclosure amendments required the Funds to comply to a standardized, enhanced disclosure about derivatives. ASU 2019-07 is effective upon issuance. The Fund elected to adopt the specified amendment within ASU 2019-07 during the quarter ended September 30, 2019 on a prospective basis. ASU 2019-07 did not have a material impact on the Fund’s financial statements.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2019 and 2018, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.

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

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

For the years ended December 31, 2019 and 2018, the weighted-average interest rate on performing loans was 17.42% and 16.33%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 12.96% and 12.11%, respectively.

For the years ended December 31, 2019 and 2018, the weighted-average interest rate on all loans was 17.37% and 16.33%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 12.92% and 12.11%, respectively.

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

All loans as of December 31, 2019 and 2018 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2019 and 2018, the Fund had unexpired unfunded commitments to borrowers of $78.0 million and $31.0 million, respectively.
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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2 or 3 during the year ended December 31, 2019 and the period from May 2, 2018, the commencement of the Fund’s investment operations, through December 31, 2018.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2019 and 2018. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$3,490,422	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	2,370,284	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Enterprise Networking	112,500	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$112,500* 0%

Internet	31,748,524	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$999,905* 3%

Medical Devices	22,328,707	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,529,931* 3%

Other Healthcare	10,465,833	Hypothetical market analysis	Hypothetical market coupon rate	16% (15% - 18%)

Other Technology	70,285,041	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,394,959 ($1,561,170 - $2,844,003) 3%

Security	1,476,848	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,137,034	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	40,214,116	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,715,143 ($517,921 - $2,866,672) 2%

Technology Services	13,574,552	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 30%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Wireless	6,107,384	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 17%)

Total Debt Investments	$203,311,245

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3 (b)
Debt Investments	Fair Values at December 31, 2018	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$1,376,139	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Enterprise Networking	3,266,067	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Internet	12,972,122	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 25%)

Medical Devices	12,725,062	Hypothetical market analysis	Hypothetical market coupon rate	19% (16% - 20%)

Other Healthcare	1,740,235	Hypothetical market analysis	Hypothetical market coupon rate	16% (16% - 18%)

Other Technology	18,472,262	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 35%)

Security	1,876,630	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors and Equipment	1,404,604	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	23,269,035	Hypothetical market analysis	Hypothetical market coupon rate	19% (14% - 26%)

Technology Services	1,942,951	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 16%)

Total Debt Investments	$79,045,107

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
(b)Certain prior period information has been disclosed to conform to current presentation.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2019 and 2018 measured at fair value on a recurring basis:

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,311,245	$203,311,245
Cash equivalents	10,754,759	—	—	10,754,759
Total	$10,754,759	$—	$203,311,245	$214,066,004

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Derivative liability - interest rate swap	—	825,574	—	825,574
	$—	$100,825,574	$—	$100,825,574

As of December 31, 2018
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$79,045,107	$79,045,107
Total	$—	$—	$79,045,107	$79,045,107

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$6,000,000	$—	$6,000,000
	$—	$6,000,000	$—	$6,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2019
	Loans	Warrants	Stocks
Beginning balance	$79,045,107	$—	$—
Acquisitions and originations	160,675,000	10,803,518	1,828,125
Principal reductions and amortization of discounts	(33,111,769)	—	—
Distributions to shareholder	—	(10,803,518)	(1,828,125)
Net realized loss from loans	(2,393,159)	—	—
Net change in unrealized loss from loans	(903,934)	—	—
Ending balance	$203,311,245	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(903,934)	$—	$—

	For the Year Ended December 31, 2018
	Loans	Warrants
Beginning balance	$—	$—
Acquisitions and originations	87,100,000	7,287,981
Principal reductions and amortization of discounts	(8,054,893)	—
Distributions to shareholder	—	(7,287,981)
Ending balance	$79,045,107	$—
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

5.  CAPITAL STOCK
As of both December 31, 2019 and 2018, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2019 and 2018, was $460.0 million. Total contributed capital to the Company through December 31, 2019 and 2018 was $174.8 million and $96.6 million, respectively, and of which $148.1 million and $82.5 million was contributed to the Fund in each period, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2019 and 2018. There were no distributions to the shareholder for the period from June 28, 2017 through December 31, 2017.

	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018
Cash distributions	$20,900,000	$—
Distributions of equity securities and convertible notes	12,631,643	7,287,981
Total distributions to shareholder	$33,531,643	$7,287,981

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

On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of December 31, 2019 and 2018, the Fund’s asset coverage for borrowings were 213% and 1,327%, respectively.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2019, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2019 and 2018, $100.0 million and $6.0 million, respectively, were outstanding under the facility.
As of December 31, 2019, the LIBOR rate was as follows:

1-Month LIBOR	1.7625%
3-Month LIBOR	1.9084%

Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2019 and 2018, the unamortized fees and costs of $0.9 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2019 and 2018, the Fund was in compliance with all debt covenants.
The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Loan	$31,000,000	January 22, 2020*	4.28%
LIBOR Market Index Rate Loan	69,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$100,000,000
*Following the maturity date, Management elected to roll over the LIBOR Loan with no material changes in loan terms and covenants.
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
The following is the summary of the outstanding facility draws as of December 31, 2018:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Loan	$6,000,000	January 28, 2019	5.01%
Total Outstanding	$6,000,000
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES

Management
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to December 31, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.600% as of December 31, 2019, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $7.3 million were recognized as expenses for the year ended December 31, 2019 and $4.8 million were recognized as expenses for the period from May 1, 2018, first capital commitment, to December 31, 2018. There were no management fees for the period from June 28, 2017 through December 31, 2017.

Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Amended and Restated Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Amended and Restated Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors and officers insurance policy.
Liabilities to the Manager
The liability due to the Manager is comprised of expenses paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager once the Fund commenced investment operations in 2018. There were no expenses paid by the Manager on behalf of the Fund as of both December 31, 2019 and 2018.
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and the Board of Directors ratified, its discretion to extend Fund VIII's investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII's investment period. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and, other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and, other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund VIII (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

8.	INTEREST RATE SWAP AGREEMENT

On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund's exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with hedging requirements of the Fund's debt facility. As of December 31, 2019, the notional principal amount was $57.0 million.

As of December 31, 2019, the fair value of the Fund’s interest rate swap and floor was as follows:

	December 31, 2019
Derivative	Location on Statements of Assets and Liabilities	Fair Value
Interest rate swap and floor agreement	Derivative liability - interest rate swap	$825,574

There was no interest rate swap and floor agreement as of December 31, 2018.

The Fund pays a weighted-average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments. As of December 31, 2019, the 1-Month LIBOR rate was 1.7625%.

For the year ended December 31, 2019, the interest rate swap and floor had the following effect on the Fund’s Statements of Operations:

		For the Year Ended
Derivative	Location on Statements of Operations	December 31, 2019
Interest rate swap and floor agreement	Net realized loss from derivative instruments	$(73,774)
	Net change in unrealized loss from derivative instruments	$(825,574)
There was no interest rate swap and floor agreement for the year ended December 31, 2018.
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2019, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.
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

Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2019:

Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$204,215,179	$—	$(903,934)	$(903,934)
Total	$204,215,179	$—	$(903,934)	$(903,934)

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(825,574)	$(825,574)
Total	$—	$—	$(825,574)	$(825,574)
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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2019 and 2018, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. As of December 31, 2019, the tax character of distributions paid was ordinary income in the amount of $9.4 million and return of capital of $24.1 million. As of December 31, 2018, the distributions paid was return of capital in the amount of $7.3 million.

As of December 31, 2019 and 2018, the components of distributable losses on a tax basis were as follows:

	2019	2018
Accumulated capital losses	$(2,466,931)	$—
Other temporary differences	(1,134,172)	(1,148,292)
Distributions in excess of net investment income	(28,962,017)	(7,287,981)
Net unrealized depreciation	(1,729,507)	—
Components of distributable losses	$(34,292,627)	$(8,436,273)

As of December 31, 2019, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2019, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
As of December 31, 2019 and 2018, the Fund’s unexpired unfunded commitments to borrowers totaled $78.0 million and $31.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.
The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2019 and 2018:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Aclima, Inc.	Other Technology	$875,000	05/31/2019
Antheia, Inc.	Biotechnology	1,500,000	12/31/2019
Blockdaemon, Inc.	Software	250,000	01/31/2019
Brightside Benefit, Inc.	Other Technology	1,000,000	05/31/2019
Caredox, Inc.	Other Healthcare	625,000	04/30/2019
CytoVale, Inc.	Medical Devices	1,125,000	02/28/2019
Discover Echo, Inc.	Other Healthcare	1,000,000	02/28/2019
Fitplan, Inc.	Other Technology	250,000	01/31/2019
Hometap Equity Partners, LLC	Other Technology	2,000,000	03/31/2019
Invoice2Go, Inc.	Software	4,000,000	12/31/2019
Ipolipo, Inc.	Software	750,000	07/31/2019
Keyo AI Inc.	Technology Services	500,000	01/31/2019
Kogniz, Inc.	Other Technology	375,000	04/30/2019
Metricly, Inc.	Software	500,000	04/30/2019
OrderGroove, Inc.	Software	2,500,000	09/30/2019
Osix Corporation	Internet	150,000	07/31/2019

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2018	Expiration Date
Plethora, Inc	Other Technology	500,000	01/31/2019
PlushCare, Inc.	Software	750,000	07/31/2019
Relimetrics, Inc.	Technology Services	375,000	04/15/2019
Skillshare, Inc.	Software	2,000,000	04/30/2019
SkyKick, Inc.	Other Technology	2,500,000	02/28/2019
SnapRoute, Inc.	Enterprise Networking	1,500,000	02/28/2019
Stitch Labs, Inc.	Software	1,500,000	07/31/2019
Venuetize, LLC	Software	500,000	09/30/2019
Virtuix Holdings, Inc.	Other Technology	250,000	07/31/2019
Workspot, Inc.	Software	1,000,000	01/31/2019
Zeel Networks, Inc.	Technology Services	2,750,000	03/31/2019
Total		$31,025,000
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2019 and 2018 and the period ended December 31, 2017.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets for the period from June 28, 2017, commencement of the Fund’s operations, through December 2017, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2019 and 2018, the ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

(Intentionally left blank)

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended		For the Period Ended
	December 31, 2019	December 31, 2018		December 31, 2017	*

Total return	9.70%	160.39%		(1,101.20)%	**

Per share amounts:
Net asset value, beginning of year/period	$740.89	$(1.59)		$—

Net investment income (loss)	118.72	(9.64)		(1.84)
Net realized and change in unrealized loss from loans and derivative instruments	(41.97)	—
Net increase (decrease) in net assets resulting from operations	76.75	(9.64)		(1.84)

Distributions to shareholder	(335.32)	(72.88)		—
Contributions from shareholder	656.00	825.00		0.25
Net asset value, end of year/period	$1,138.32	$740.89		$(1.59)

Net assets, end of year/period	$113,832,373	$74,088,727		$(159,165)

Ratios to average net assets:
Expenses	14.78%	16.60%		1,057.92%	**
Net investment income (loss)	14.70%	(2.96)%		(1,057.92)%	**
Portfolio turn-over rate	0.54%	0%		0%
Average debt outstanding	$61,169,231	$6,000,000	^	$—
* From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.
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