Form 10-Q
period 2020-03-31
Venture Lending & Leasing IX, Inc.
filed 2020-05-12
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of March 31, 2020 and December 31, 2019

Condensed Schedules of Open Swap Contracts (Unaudited)
As of March 31, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $236,211,507 and $204,215,179)	$228,875,861	$203,311,245
Cash and cash equivalents	4,386,565	10,754,759
Dividend and interest receivables	2,880,702	2,701,713
Other assets	1,021,315	939,716
Total assets	237,164,443	217,707,433

LIABILITIES
Borrowings under debt facility	91,500,000	100,000,000
Accrued management fees	—	1,840,000
Derivative liability - interest rate swap	1,956,169	825,574
Accounts payable and other accrued liabilities	1,064,569	1,209,486
Total liabilities	94,520,738	103,875,060

NET ASSETS	$142,643,705	$113,832,373

Analysis of Net Assets:

Capital paid in on shares of capital stock	$181,125,000	$148,125,000
Total distributable losses	(38,481,295)	(34,292,627)
Net assets (equivalent to $1,426.44 and $1,138.32 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$142,643,705	$113,832,373

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$88,116,667	$77,950,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

INVESTMENT INCOME:
Interest on loans	$10,346,918	$3,964,607
Other interest and other income	500,696	51,238
Total investment income	10,847,614	4,015,845

EXPENSES:
Management fees	1,840,000	1,811,250
Interest expense	1,229,785	716,565
Banking and professional fees	65,016	175,591
Other operating expenses	32,259	33,966
Total expenses	3,167,060	2,737,372
Net investment income	7,680,554	1,278,473

Net realized loss from derivative instruments	(86,059)	(919)
Net change in unrealized loss from loans	(6,431,712)	(12,314)
Net change in unrealized loss from derivative instruments	(1,130,595)	(303,362)
Net realized and change in unrealized loss from loans and derivative instruments	(7,648,366)	(316,595)

Net increase in net assets resulting from operations	$32,188	$961,878

Amounts per common share:
Net increase in net assets resulting from operations per share	$0.32	$9.62
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	961,878	961,878
Distributions to shareholder	—	—	—	(18,133,805)	(18,133,805)
Contributions from shareholder	—	—	10,000,000	—	10,000,000
Balance at March 31, 2019	100,000	$100	$92,524,900	$(25,608,200)	$66,916,800

Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	32,188	32,188
Distributions to shareholder	—	—	—	(4,220,856)	(4,220,856)
Contributions from shareholder	—	—	33,000,000	—	33,000,000
Balance at March 31, 2020	100,000	$100	$181,124,900	$(38,481,295)	$142,643,705

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$32,188	$961,878
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	86,059	919
Net change in unrealized loss from loans	6,431,712	12,314
Net change in unrealized loss from derivative instruments	1,130,595	303,362
Amortization of deferred costs related to borrowing facility	107,159	105,805
Net increase in dividend and interest receivables	(178,989)	(465,616)
Net increase in other assets	(188,758)	(64,615)
Net (increase) decrease in accounts payable, other accrued liabilities and accrued management fees	(1,984,916)	477,808
Origination of loans	(59,383,334)	(25,387,500)
Principal payments on loans	27,325,871	5,661,316
Acquisition of equity securities	(4,159,722)	(1,679,748)
Net cash used in operating activities	(30,782,135)	(20,074,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to shareholder	—	(16,000,000)
Contribution from shareholder	33,000,000	10,000,000
Borrowings under debt facility	20,500,000	38,000,000
Repayments of borrowings under debt facility	(29,000,000)	(10,000,000)
Payments made for interest rate swap	(86,059)	(919)
Net cash provided by financing activities	24,413,941	21,999,081

Net increase (decrease) in cash and cash equivalents	(6,368,194)	1,925,004

CASH AND CASH EQUIVALENTS:
Beginning of period	10,754,759	832,815
End of period	$4,386,565	$2,757,819

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,136,840	$563,817
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$4,220,856	$2,133,805
Receipt of equity securities as repayment of loans	$61,134	$454,057

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,166	$1,417,002	$1,417,002	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,484,601	1,460,247	1,460,247	12/1/2022
	Antheia, Inc. Subtotal					2,967,767	2,877,249	2,877,249
	Quartzy, Inc.		Senior Secured	12.0%		742,261	634,792	634,792	8/1/2023
Biotechnology Total		2.5%				$3,710,028	$3,512,041	$3,512,041

Computer & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,471,925	$2,380,185	$2,380,185	3/1/2023
Computer & Storage Total		1.7%				$2,471,925	$2,380,185	$2,380,185

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$240,181	$240,181	$240,181	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		720,493	665,444	665,444	8/1/2022
	Ainsly, Inc. Subtotal ** ^					960,674	905,625	905,625
	Amino Payments, Inc.		Senior Secured	10.8%		512,757	484,117	484,117	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		123,899	121,392	121,392	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		247,716	230,525	230,525	1/1/2023
	Cesium, Inc. Subtotal					371,615	351,917	351,917
	Lukla, Inc.		Senior Secured	12.5%		494,605	420,659	420,659	12/1/2022
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,711,213	2,695,361	2,695,361	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,262	363,209	363,209	1/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,158	344,464	344,464	10/1/2022
	Masse, Inc. Subtotal					742,420	707,673	707,673
	Merchbar, Inc.		Senior Secured	11.8%		494,809	462,329	462,329	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,151	2,424,623	2,424,623	2/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,947,711	4,717,997	4,717,997	12/1/2022
	MyPizza Technologies, Inc. Subtotal					7,421,862	7,142,620	7,142,620
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,877	1,086,132	1,086,132	2/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,928	298,364	298,364	3/1/2023
	Osix Corporation		Senior Secured	12.3%		72,338	64,592	64,592	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,417	225,220	225,220	6/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		989,904	852,706	852,706	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		588,575	557,469	320,139	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		196,240	192,238	110,397	2/1/2022
	Serface Care, Inc. Subtotal					784,815	749,707	430,536
	ShadowApp, PBC		Senior Secured	11.5%		527,409	502,837	502,837	4/1/2022
	Stay Alfred, Inc.		Senior Secured	12.0%		4,947,351	4,601,665	1,518,194	7/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,473,593	2,327,750	2,327,750	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,448	2,425,888	2,425,888	12/1/2023
	Verishop, Inc. Subtotal					4,948,041	4,753,638	4,753,638
Internet Total		16.1%				$28,794,035	$26,305,162	$22,902,520

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,001	$2,334,876	$2,334,876	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,476,864	2,423,729	2,423,729	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Ablacon, Inc. Subtotal					4,952,865	4,758,605	4,758,605
	Anutra Medical, Inc.		Senior Secured	12.0%		247,398	235,850	235,850	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,226	445,991	445,991	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		520,436	512,952	512,952	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,948	460,566	460,566	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		429,723	423,304	423,304	7/1/2022
	CytoVale, Inc. Subtotal					1,914,333	1,842,813	1,842,813
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,763	1,788,125	1,788,125	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	7,734,794	*
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,458,151	3,268,596	3,268,596	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,461,708	3,408,330	3,408,330	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,968,408	2,901,268	2,901,268	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,888,267	9,578,194	9,578,194
Medical Devices Total		18.2%				$28,982,626	$26,997,151	$25,938,381

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$824,799	$799,880	$629,355	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		244,652	238,122	238,122	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,186,876	5,564,406	5,564,406	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		987,667	925,659	925,659	10/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,238,097	1,161,154	1,161,154	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		990,739	970,735	970,735	4/1/2023
	Hello Heart Inc. Subtotal					2,228,836	2,131,889	2,131,889
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,266	1,404,611	1,404,611	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		494,907	486,118	486,118	1/1/2023
	HumanAPI, Inc. Subtotal					1,979,173	1,890,729	1,890,729
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	440,601	425,925	425,925	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,207	115,388	115,388	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	124,078	124,078	124,078	6/1/2023
	Therapydia, Inc. Subtotal					248,285	239,466	239,466
Other Healthcare Total		8.4%				$13,140,889	$12,216,076	$12,045,551

Other Technology
	Aclima, Inc.		Senior Secured	11.9%		$1,973,776	$1,728,612	$1,728,612	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		495,059	463,216	463,216	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		451,430	434,076	434,076	6/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		247,686	242,749	242,749	1/1/2023
	Apollo Flight Research Inc. Subtotal					699,116	676,825	676,825
	ATeam Army, Inc.		Senior Secured	12.0%		1,237,491	1,151,342	1,151,342	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,272	600,395	600,395	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		865,083	817,074	817,074	3/1/2023
	Beanfields, PBC Subtotal					1,483,355	1,417,469	1,417,469
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,894,169	9,012,048	9,012,048	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		988,681	972,446	972,446	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		635,952	601,611	601,611	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,624,633	1,574,057	1,574,057

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	BW Industries, Inc.		Senior Secured	11.8%		1,979,127	1,931,868	1,931,868	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,218	1,779,010	1,779,010	5/1/2023
	BW Industries, Inc. Subtotal					3,958,345	3,710,878	3,710,878
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,128,684	1,113,090	1,113,090	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,513,446	4,342,738	4,342,738	6/1/2022
	DOSH Holdings, Inc. Subtotal					5,642,130	5,455,828	5,455,828
	Fitplan, Inc. ** ^		Senior Secured	12.5%		610,988	586,838	572,887	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		407,546	396,093	386,677	3/1/2022
	Fitplan, Inc. ** ^		Senior Secured	12.5%		203,711	203,711	198,868	3/1/2022
	Fitplan, Inc. Subtotal ** ^					1,222,245	1,186,642	1,158,432
	Flo Water, Inc.		Senior Secured	11.8%		1,967,360	1,837,047	1,837,047	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,075	1,453,951	1,159,522	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,551	483,317	385,444	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,470,859	2,332,547	1,860,200	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,427	484,164	386,120	5/1/2023
	Higher Ground Education, Inc. Subtotal					4,942,912	4,753,979	3,791,286
	Hint, Inc.		Senior Secured	11.0%		1,485,252	1,400,261	1,400,261	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,906,667	4,200,776	4,200,776	6/1/2023
	Hint, Inc. Subtotal					6,391,919	5,601,037	5,601,037
	Kobo360, Inc. ** ^		Senior Secured	11.3%		127,160	127,161	127,161	9/1/2020
	Kobo360, Inc. ** ^		Senior Secured	11.3%		64,474	63,940	63,940	6/1/2020
	Kobo360, Inc. Subtotal ** ^					191,634	191,101	191,101
	Kogniz, Inc.		Senior Secured	12.8%		236,414	200,799	200,799	9/1/2021
	Lambda School, Inc.		Senior Secured	11.3%		2,476,465	2,476,465	2,476,465	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,952,227	4,593,081	4,593,081	7/1/2023
	Lambda School, Inc. Subtotal					7,428,692	7,069,546	7,069,546
	Make School, Inc.		Senior Secured	11.3%		594,810	577,804	577,804	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		531,652	507,472	507,472	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,463,392	3,257,873	3,257,873	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,840,683	3,696,292	3,696,292	8/1/2022
	NewGlobe Schools, Inc. Subtotal ** ^					7,304,075	6,954,165	6,954,165
	Noteleaf, Inc.		Senior Secured	12.5%		1,482,717	1,412,369	1,412,369	4/1/2023
	Noteleaf, Inc.		Senior Secured	12.5%		989,470	967,183	967,183	9/1/2023
	Noteleaf, Inc. Subtotal					2,472,187	2,379,552	2,379,552
	Opya, Inc.		Senior Secured	12.0%		989,279	942,427	942,427	1/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,447,760	2,319,228	2,319,228	6/1/2023
	Percepto, Inc.		Senior Secured	11.8%		1,484,553	1,401,915	1,401,915	11/1/2022
	Percepto, Inc.		Senior Secured	13.7%	5.0%	496,398	484,331	484,331	4/1/2023
	Percepto, Inc. Subtotal					1,980,951	1,886,246	1,886,246
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,779	349,084	349,084	11/1/2023
	Plant Prefab, Inc.		Senior Secured	11.0%		480,728	472,468	472,468	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		391,468	368,676	368,676	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		391,539	385,396	385,396	2/1/2022
	Plant Prefab, Inc. Subtotal					1,263,735	1,226,540	1,226,540
	Platform Science, Inc.		Senior Secured	12.0%		980,296	926,220	926,220	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,067,323	979,112	979,112	3/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Redaptive, Inc.		Senior Secured	12.0%		4,945,798	4,731,157	4,731,157	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,998,694	2,849,563	2,849,563	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,993,011	2,939,760	2,939,760	2/1/2023
	Romaine Empire, Inc. Subtotal					5,991,705	5,789,323	5,789,323
	Saber es Poder, Inc.		Senior Secured	10.5%		406,328	390,596	390,596	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		218,251	218,932	218,932	5/1/2022
	Saber es Poder, Inc. Subtotal					624,579	609,528	609,528
	Saltbox, Inc.		Senior Secured	12.3%		494,502	470,723	470,723	6/1/2023
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		560,874	547,438	547,438	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,945,506	4,233,601	4,233,601	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,234,821	1,205,501	1,205,501	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	467,000	467,000	467,000	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	189,410	189,410	189,410	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	92,855	92,855	92,855	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	190,534	190,534	190,534	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	282,092	282,092	282,092	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%		287,043	257,040	257,040	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	375,444	375,444	375,444	6/1/2024
	Thras.io, Inc. Subtotal					1,884,378	1,854,375	1,854,375
	Veev Group, Inc.		Senior Secured	12.5%		723,825	700,901	700,901	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,236,721	1,071,046	1,071,046	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,710,875	3,623,303	3,623,303	6/1/2023
	Veev Group, Inc. Subtotal					5,671,421	5,395,250	5,395,250
	Velo Holdings Limited		Senior Secured	12.0%		2,472,551	2,347,145	2,347,145	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		211,004	207,204	140,632	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		305,414	285,860	285,860	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,320,312	4,195,490	4,195,490	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		988,885	947,268	947,268	9/1/2022
Other Technology Total		67.9%				$104,167,847	$97,898,139	$96,840,664

Security
	Axonius, Inc.		Senior Secured	12.0%		$314,350	$305,869	$305,869	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		774,598	760,459	760,459	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		266,432	252,465	252,465	6/1/2021
Security Total		0.9%				$1,355,380	$1,318,793	$1,318,793

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,037,709	$1,007,149	$1,007,149	11/1/2021
Semiconductor & Equipment Total		0.7%				$1,037,709	$1,007,149	$1,007,149

Software
	Alkanza Inc.		Senior Secured	18.0%		$332,684	$235,479	$69,646	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,483,636	1,401,236	1,401,236	6/1/2023
	Blockdaemon, Inc.		Senior Secured	11.3%		148,696	139,359	139,359	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		225,788	218,097	218,097	6/1/2022
	Blockdaemon, Inc. Subtotal					374,484	357,456	357,456
	Canary Technologies Corporation		Senior Secured	11.5%		247,557	228,672	228,672	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,055	937,147	937,147	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,508	1,360,372	1,360,372	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%		4,484,379	4,088,626	4,088,626	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,784	950,628	950,628	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	ICX Media, Inc.		Senior Secured	12.5%		437,048	409,004	409,004	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		247,385	241,356	241,356	5/1/2023
	ICX Media, Inc. Subtotal					684,433	650,360	650,360
	Invoice2Go, Inc.		Senior Secured	12.0%		931,701	920,554	920,554	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	973,337	973,337	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	754,275	754,275	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,059	975,431	975,431	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		813,948	739,479	739,479	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,779	943,482	943,482	6/1/2023
	Invoice2Go, Inc. Subtotal					5,702,306	5,306,558	5,306,558
	Ipolipo, Inc.		Senior Secured	12.0%		2,101,963	1,999,076	1,376,717	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		494,836	453,776	453,776	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,590	970,772	970,772	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,978,940	1,832,432	1,832,432	2/1/2023
	Medable, Inc. Subtotal					2,968,530	2,803,204	2,803,204
	Metawave Corporation		Senior Secured	12.0%		859,320	833,192	833,192	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		407,368	407,367	407,367	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		542,392	513,903	513,903	12/1/2021
	Migo Money, Inc. Subtotal ** ^					949,760	921,270	921,270
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,732	1,214,728	1,214,728	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,449	1,216,208	1,216,208	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,471,253	2,364,150	2,364,150	6/1/2023
	OrderGroove, Inc. Subtotal					4,944,434	4,795,086	4,795,086
	Owl Cameras, Inc.		Senior Secured	18.0%		804,813	509,933	472,537	*
	PlushCare, Inc.		Senior Secured	11.8%		873,310	837,514	837,514	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		655,526	643,207	643,207	5/1/2022
	PlushCare, Inc. Subtotal					1,528,836	1,480,721	1,480,721
	Reciprocity, Inc.		Senior Secured	12.0%		1,286,133	1,147,974	1,147,974	3/1/2023
	Resilio, Inc.		Senior Secured	12.8%		125,188	125,188	125,188	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		108,418	97,098	97,098	3/1/2021
	Resilio, Inc. Subtotal					233,606	222,286	222,286
	Splitwise, Inc.		Senior Secured	12.3%		494,607	470,782	470,782	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,175,990	1,115,165	770,117	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		677,397	666,501	460,277	6/1/2022
	Stitch Labs, Inc. Subtotal					1,853,387	1,781,666	1,230,394
	Swivel, Inc.		Senior Secured	12.0%		234,504	234,504	234,504	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		221,456	207,465	207,465	8/1/2022
	Swivel, Inc. Subtotal					455,960	441,969	441,969
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		270,942	246,498	201,378	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,541	340,997	340,997	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,627	371,627	371,627	5/1/2023
	Truthset, Inc. Subtotal					743,168	712,624	712,624
	Venuetize, LLC		Senior Secured	12.3%		194,670	179,119	179,119	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,126	724,043	724,043	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		720,715	671,769	671,769	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		471,495	447,746	447,746	9/1/2021
	Workspot, Inc. Subtotal					1,934,336	1,843,558	1,843,558
Software Total		24.5%				$38,894,127	$36,359,268	$34,937,288

Technology Services
	Callisto Media, Inc.		Senior Secured	10.3%		$2,478,241	$2,190,696	$2,190,696	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Callisto Media, Inc.		Senior Secured	10.0%		2,478,473	2,428,152	2,428,152	9/1/2023
	Callisto Media, Inc. Subtotal					4,956,714	4,618,848	4,618,848
	Keyo AI Inc.		Senior Secured	10.0%		390,674	373,475	373,475	2/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		247,262	199,346	199,346	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		451,635	432,328	432,328	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		480,317	448,866	448,866	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		494,633	485,823	485,823	10/1/2022
	Lifit, Inc. Subtotal ** ^					974,950	934,689	934,689
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,483,237	2,389,790	2,389,790	6/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		282,148	272,064	272,064	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		2,475,763	2,306,418	2,306,418	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,118	1,216,071	1,216,071	1/1/2023
	Solugen, Inc. Subtotal					3,713,881	3,522,489	3,522,489
	Thrive Financial, Inc. **		Senior Secured	11.5%		989,725	938,096	938,096	10/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	1,965,336	1,741,082	3/1/2022
Technology Services Total		10.8%				$16,539,828	$15,646,461	$15,422,207

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$120,163	$117,131	$117,131	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		123,675	116,401	116,401	9/1/2022
	AirVine Scientific, Inc. Subtotal					243,838	233,532	233,532
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,115	3,144,307	3,144,307	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,218,054	3,145,691	3,145,691	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,434,738	6,047,552	6,047,552	6/1/2023
	Parallel Wireless, Inc. Subtotal					12,869,907	12,337,550	12,337,550
Wireless Total		8.8%				$13,113,745	$12,571,082	$12,571,082
Grand Total		160.5%				$252,208,139	$236,211,507	$228,875,861

* As of March 31, 2020, loans with a cost basis of $9.5 million and a fair value of $8.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of March 31, 2020, 8.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2020, all loans were made to non-affiliates.

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,639	$1,408,221	$1,408,221	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,034	1,457,221	1,457,221	12/1/2022
	Antheia, Inc. Subtotal					2,968,673	2,865,442	2,865,442
	Quartzy, Inc.		Senior Secured	12.0%		742,489	624,980	624,980	8/1/2023
Biotechnology Total		3.1%				$3,711,162	$3,490,422	$3,490,422

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,472,801	$2,370,284	$2,370,284	3/1/2023
Computers & Storage Total		2.1%				$2,472,801	$2,370,284	$2,370,284

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	18.0%		$2,556,019	$112,500	$112,500	*
Enterprise Networking Total		0.1%				$2,556,019	$112,500	$112,500

Internet
	Ainsly, Inc.**^		Senior Secured	12.5%		$741,853	$677,056	$677,056	8/1/2022
	Ainsly, Inc.**^		Senior Secured	12.5%		247,301	247,301	247,301	8/1/2022
	Ainsly, Inc.**^ Subtotal					989,154	924,357	924,357
	Amino Payments, Inc.		Senior Secured	10.8%		532,709	499,394	499,394	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		247,773	228,311	228,311	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,007	120,175	120,175	1/1/2023
	Cesium, Inc. Subtotal					370,780	348,486	348,486
	FindShadow, PBC		Senior Secured	11.5%		582,658	552,638	552,638	4/1/2022
	Lukla, Inc.		Senior Secured	12.5%		494,770	411,213	411,213	12/1/2022
	Marley Spoon, Inc.**^		Senior Secured	12.0%	2.5%	3,712,354	2,605,484	2,605,484	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,266	340,411	340,411	10/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,367	362,237	362,237	1/1/2023
	Masse, Inc. Subtotal					742,633	702,648	702,648
	Merchbar, Inc.		Senior Secured	11.8%		494,959	458,681	458,681	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,878	2,419,067	2,419,067	2/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,949,181	4,687,370	4,687,370	12/1/2022
	My Pizza Technologies, Inc. Subtotal					7,424,059	7,106,437	7,106,437
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,263	1,068,622	1,068,622	2/1/2023
	Osix Corporation		Senior Secured	12.3%		81,469	71,706	71,706	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		814,144	782,670	782,670	12/1/2021
	Serface Care, Inc.		Senior Secured	12.3%		655,700	617,093	466,871	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		218,620	213,641	161,633	2/1/2022
	Serface Care, Inc. Subtotal					874,320	830,734	628,504
	Stay Alfred, Inc.		Senior Secured	12.0%		4,948,899	4,567,733	4,567,733	7/1/2023
	Thrive Market, Inc.		Senior Secured	12.3%		6,444,148	6,285,233	6,285,233	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,470,833	2,419,085	2,419,085	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,370	2,315,633	2,315,633	12/1/2023
	Verishop, Inc. Subtotal					4,945,203	4,734,718	4,734,718
Internet Total		27.9%				$34,689,522	$31,950,754	$31,748,524

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,651	$2,318,784	$2,318,784	3/1/2023
	Anutra Medical, Inc.		Senior Secured	12.0%		247,474	234,112	234,112	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		570,096	561,077	561,077	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		520,387	491,789	491,789	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,059	461,375	461,375	7/1/2022
	CytoVale, Inc. Subtotal					1,559,542	1,514,241	1,514,241
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,879,965	8,717,603	8,717,603	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,834	3,402,907	3,402,907	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,459,382	3,247,068	3,247,068	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,969,337	2,893,992	2,893,992	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,891,553	9,543,967	9,543,967
Medical Devices Total		19.6%				$24,055,185	$22,328,707	$22,328,707

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$941,631	$909,177	$909,177	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		321,838	310,782	310,782	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,091	485,091	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc. Subtotal					1,979,775	1,877,651	1,877,651
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	483,127	465,420	465,420	5/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,953	123,953	123,953	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,078	114,085	114,085	3/1/2023
	Therapydia, Inc. Subtotal					248,031	238,038	238,038
Other Healthcare Total		9.2%				$11,401,473	$10,465,833	$10,465,833

Other Technology
	Aclima, Inc.		Senior Secured	12.0%		$2,487,792	$2,434,107	$2,434,107	*
	Antitoxin Technologies Inc.**^		Senior Secured	11.5%		495,197	458,025	458,025	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,063	474,151	474,151	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,006	950,646	950,646	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,388	811,782	811,782	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,026	970,529	970,529	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		689,624	649,139	649,139	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,678,650	1,619,668	1,619,668
	BW Industries, Inc.		Senior Secured	11.8%		1,979,730	1,927,230	1,927,230	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,819	1,757,319	1,757,319	5/1/2023
	BW Industries, Inc. Subtotal					3,959,549	3,684,549	3,684,549
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,237,779	1,218,953	1,218,953	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,949,699	4,743,974	4,743,974	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,187,478	5,962,927	5,962,927
	Fitplan, Inc.**^		Senior Secured	12.5%		451,727	437,616	437,616	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		677,222	647,498	647,498	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		225,795	225,795	225,795	3/1/2022
	Fitplan, Inc.**^ Subtotal					1,354,744	1,310,909	1,310,909
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,471,753	2,313,924	2,313,924	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,595	1,450,927	1,450,927	4/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,598	483,148	483,148	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,718	482,359	482,359	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,944,664	4,730,358	4,730,358
	Hint, Inc.		Senior Secured	11.0%		1,724,265	1,610,424	1,610,424	8/1/2021
	Kobo360, Inc.**^		Senior Secured	11.3%		188,120	188,120	188,120	9/1/2020
	Kobo360, Inc.**^		Senior Secured	11.3%		127,168	125,342	125,342	6/1/2020
	Kobo360, Inc.**^ Subtotal					315,288	313,462	313,462
	Kogniz, Inc.		Senior Secured	12.8%		271,626	225,274	225,274	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		690,328	667,484	667,484	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		628,788	595,193	595,193	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,954,583	3,784,146	3,784,146	8/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,247	1,404,471	1,404,471	4/1/2023
	Opya, Inc.		Senior Secured	12.0%		989,594	936,064	936,064	1/1/2023
	Percepto, Inc.		Senior Secured	11.8%		1,485,000	1,390,197	1,390,197	11/1/2022
	Pitzi, Ltd.**^		Senior Secured	12.0%		494,932	337,890	337,890	11/1/2023
	Plant Prefab, Inc.		Senior Secured	11.0%		436,815	429,152	429,152	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,230	485,444	485,444	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		436,736	408,403	408,403	2/1/2022
	Plant Prefab, Inc. Subtotal					1,368,781	1,322,999	1,322,999
	Platform Science, Inc.		Senior Secured	12.0%		1,092,405	1,025,274	1,025,274	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,143,203	1,040,015	1,040,015	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,947,392	4,702,878	4,702,878	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,989,549	2,821,203	2,821,203	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,984,037	2,923,783	2,923,783	2/1/2023
	Romaine Empire, Inc. Subtotal					5,973,586	5,744,986	5,744,986
	Saber es Poder, Inc.		Senior Secured	10.5%		451,402	431,977	431,977	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		240,399	241,229	241,229	5/1/2022
	Saber es Poder, Inc. Subtotal					691,801	673,206	673,206
	Saltbox, Inc.		Senior Secured	12.3%		494,667	468,114	468,114	6/1/2023
	SkyKick, Inc.		Senior Secured	11.0%		4,949,290	4,766,396	4,766,396	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		671,229	652,092	652,092	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,947,179	4,164,487	4,164,487	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,343,387	1,308,538	1,308,538	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	185,880	185,880	185,880	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	281,514	250,101	250,101	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	186,943	186,943	186,943	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	91,070	91,070	91,070	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	368,336	368,336	368,336	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	276,852	276,852	276,852	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	457,896	457,896	457,896	7/1/2024
	Thras.io, Inc. Subtotal					1,848,491	1,817,078	1,817,078
	Veev Group, Inc.		Senior Secured	12.5%		814,961	785,872	785,872	12/1/2021
	Velo Holdings Limited		Senior Secured	12.0%		2,473,358	2,326,791	2,326,791	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		232,911	228,261	228,261	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		338,714	314,676	314,676	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,448,446	4,301,016	4,301,016	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,226	940,635	940,635	9/1/2022
Other Technology Total		61.7%				$74,265,209	$70,285,041	$70,285,041

Security
	Axonius, Inc.		Senior Secured	12.0%		$361,483	$350,280	$350,280	9/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nok Nok Labs, Inc.		Senior Secured	12.5%		848,037	831,014	831,014	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		314,927	295,554	295,554	6/1/2021
Security Total		1.3%				$1,524,447	$1,476,848	$1,476,848

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,176,312	$1,137,034	$1,137,034	11/1/2021
Semiconductors & Equipment Total		1.0%				$1,176,312	$1,137,034	$1,137,034

Software
	Alkanza Inc.		Senior Secured	18.0%		$677,531	$317,479	$160,154	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,484,138	1,392,854	1,392,854	6/1/2023
	Blockdaemon, Inc.		Senior Secured	11.3%		247,542	238,275	238,275	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		172,574	160,080	160,080	8/1/2021
	Blocdaemon, Inc. Subtotal					420,116	398,355	398,355
	Canary Technologies Corporation		Senior Secured	11.5%		247,445	227,240	227,240	6/1/2023
	Censia Inc.		Senior Secured	11.0%		990,325	929,044	929,044	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,964	1,348,759	1,348,759	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%		5,196,946	4,670,012	4,670,012	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		991,021	946,027	946,027	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		480,312	446,415	446,415	5/1/2022
	Interana, Inc.		Senior Secured	11.3%		1,880,980	1,838,925	1,838,925	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%		902,694	811,358	811,358	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		988,950	975,628	975,628	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,381	973,707	973,707	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,795	971,709	971,709	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		988,333	938,608	938,608	6/1/2023
	Invoice2Go, Inc. Subtotal					4,859,153	4,671,010	4,671,010
	Ipolipo, Inc.		Senior Secured	12.0%		2,181,071	2,058,285	2,058,285	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		494,988	448,935	448,935	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,897	968,703	968,703	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,979,560	1,815,140	1,815,140	2/1/2023
	Medable, Inc. Subtotal					2,969,457	2,783,843	2,783,843
	Metawave Corporation		Senior Secured	12.0%		937,979	906,739	906,739	7/1/2022
	Migo Money, Inc.**^		Senior Secured	12.5%		451,529	451,529	451,529	3/1/2022
	Migo Money, Inc.**^		Senior Secured	12.3%		610,858	574,763	574,763	12/1/2021
	Migo Money, Inc.**^ Subtotal					1,062,387	1,026,292	1,026,292
	OrderGroove, Inc.		Senior Secured	12.0%		2,472,099	2,352,429	2,352,429	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,848	1,214,197	1,214,197	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,237,122	1,212,501	1,212,501	6/1/2023
	OrderGroove, Inc. Subtotal					4,946,069	4,779,127	4,779,127
	Owl Cameras, Inc.		Senior Secured	18.0%		3,461,552	2,866,672	2,322,293	*
	PlushCare, Inc.		Senior Secured	11.8%		721,024	706,066	706,066	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		960,569	917,175	917,175	5/1/2022
	PlushCare, Inc. Subtotal					1,681,593	1,623,241	1,623,241
	Ready Education Inc.**^		Senior Secured	11.5%		180,541	180,541	180,541	9/1/2021
	Ready Education Inc.**^		Senior Secured	11.5%		349,214	349,214	349,214	9/1/2021
	Ready Education, Inc.**^ Subtotal					529,755	529,755	529,755
	Resilio, Inc.		Senior Secured	12.8%		149,688	149,688	149,688	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		133,441	116,663	116,663	3/1/2021
	Resilio, Inc. Subtotal					283,129	266,351	266,351
	Splitwise, Inc.		Senior Secured	12.3%		494,768	467,646	467,646	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%		1,310,479	1,234,947	1,234,947	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		741,828	728,702	728,702	6/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Stitch Labs, Inc. Subtotal					2,052,307	1,963,649	1,963,649
	Swivel, Inc.		Senior Secured	12.0%		247,319	247,319	247,319	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		240,927	224,342	224,342	8/1/2022
	Swivel, Inc. Subtotal					488,246	471,661	471,661
	Talla, Inc.		Senior Secured	12.5%		480,218	448,442	448,442	5/1/2022
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		296,547	267,283	267,283	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,714	371,714	371,714	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,630	337,302	337,302	2/1/2023
	Truthset, Inc. Subtotal					743,344	709,016	709,016
	Venuetize, LLC		Senior Secured	12.3%		214,880	195,955	195,955	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,358	721,400	721,400	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		742,204	684,512	684,512	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		542,189	510,896	510,896	9/1/2021
	Workspot, Inc. Subtotal					2,026,751	1,916,808	1,916,808
Software Total		35.3%				$44,057,972	$40,915,820	$40,214,116

Technology Services
	Callisto Media, Inc.		Senior Secured	10.3%		$2,475,086	$2,171,160	$2,171,160	6/1/2023
	Keyo AI Inc.		Senior Secured	10.0%		436,352	414,912	414,912	2/1/2022
	Klar Holdings Limited**^		Senior Secured	12.5%		247,346	192,549	192,549	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		494,731	471,508	471,508	6/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,641	457,564	457,564	8/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%		494,791	484,576	484,576	10/1/2022
	Lift, Inc.**^ Subtotal					989,432	942,140	942,140
	Loansnap Holdings Inc.**		Senior Secured	11.0%		2,723,258	2,610,640	2,610,640	6/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		316,328	303,649	303,649	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		2,476,420	2,284,875	2,284,875	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,238,440	1,213,420	1,213,420	1/1/2023
	Solugen, Inc. Subtotal					3,714,860	3,498,295	3,498,295
	Thrive Financial, Inc.**		Senior Secured	11.5%		990,014	930,252	930,252	10/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%		2,122,811	2,039,447	2,039,447	3/1/2022
Technology Services Total		11.9%				$14,510,218	$13,574,552	$13,574,552

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$123,714	$115,226	$115,226	9/1/2022
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,410,893	5,992,158	5,992,158	6/1/2023
Wireless Total		5.4%				$6,534,607	$6,107,384	$6,107,384
Grand Total		178.6%				$220,954,927	$204,215,179	$203,311,245

* As of December 31, 2019, loans with a cost basis of $5.7 million and a fair value of $5.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF OPEN SWAP CONTRACTS (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of March 31, 2020
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(1,336,567)	$—	$(1,336,567)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(619,602)	—	(619,602)

Total				$57,000,000	$(1,956,169)	$—	$(1,956,169)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2019
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(668,876)	$—	$(668,876)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(156,698)	—	(156,698)

Total				$57,000,000	$(825,574)	$—	$(825,574)

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2020, the Fund held 4,386,565 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.2%, which represented 3.1% of the net assets of the Fund.
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

As of March 31, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $228.9 million and $203.3 million, respectively, (or 96.5% and 93.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2020 and December 31, 2019, loans with a cost basis of $9.5 million and $5.7 million and a fair value of $8.3 million and $5.0 million, respectively were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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
Interest Rate Swap Agreements
The Fund has entered into interest rate swap and floor agreements to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8). The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the swap and floor agreement also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying swap instruments. The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either derivative asset - interest rate swap or derivative liability - interest rate swap in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations. The interest rate swap and floor agreements are contractually scheduled to terminate on December 20, 2021.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Condensed Schedules of Investments.

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

For the three months ended March 31, 2020, the weighted-average interest rate on the performing and all loans were 20.07% and 19.59%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans were 17.70%, which was inclusive of both cash and non-cash interest income, for the three months ended March 31, 2019. For the three months ended March 31, 2020, the weighted-average interest rate on the cash portion of the interest income for the performing and all loans were 16.14% and 15.75%, respectively. The weighted-average interest rate on the cash portion of the interest income on both the performing and all loans for the three months ended March 31, 2019 was 12.69%.

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

All loans as of March 31, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $88.1 million and $78.0 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s interest rate swap is based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Biotechnology	$3,512,041	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	2,380,185	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Internet	22,902,520	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,008,877 ($884,531 - $6,178,476) 3% (2% - 3%)

Medical Devices	25,938,381	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 17%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,930* 2%

Investment Type - Level 3
Debt Investments	Fair Values at March 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Other Healthcare	12,045,551	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 18%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$907,920* 2%

Other Technology	96,840,664	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$5,009,254 ($240,143 - $6,281,055) 3% (2% - 3%)

Security	1,318,793	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,007,149	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	34,937,288	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,054,812 ($145,000 - $2,624,248) 2% (2% - 3%)

Technology Services	15,422,207	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 30%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,431,900* 2%

Wireless	12,571,082	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Total debt investments	$228,875,861
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$3,490,422	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	2,370,284	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges
Enterprise Networking	112,500	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$112,500* 0%

Internet	31,748,524	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$999,905* 3%

Medical Devices	22,328,707	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,529,931* 3%

Other Healthcare	10,465,833	Hypothetical market analysis	Hypothetical market coupon rate	16% (15% - 18%)

Other Technology	70,285,041	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,394,959 ($1,561,170 - $2,844,003) 3%

Security	1,476,848	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,137,034	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	40,214,116	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,715,143 ($517,921 - $2,866,672) 2%

Technology Services	13,574,552	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 30%)

Wireless	6,107,384	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 17%)

Total Debt Investments	$203,311,245
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of March 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$228,875,861	$228,875,861
Cash equivalents	4,386,565	—	—	4,386,565
Total assets	$4,386,565	$—	$228,875,861	$233,262,426

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$91,500,000	$—	$91,500,000
Derivative liability - interest rate swap	—	1,956,169	—	1,956,169
Total liabilities	$—	$93,456,169	$—	$93,456,169

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,311,245	$203,311,245
Cash equivalents	10,754,759	—	—	10,754,759
Total assets	$10,754,759	$—	$203,311,245	$214,066,004

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Derivative liability - interest rate swap	—	825,574	—	825,574
Total liabilities	$—	$100,825,574	$—	$100,825,574

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Loans	Warrants	Loans	Warrants

Beginning balance	$203,311,245	$—	$79,045,107	$—
Acquisitions and originations	59,383,334	4,220,856	25,387,500	2,133,805
Principal reductions and amortization of discounts	(27,387,006)	—	(6,115,373)	—
Distributions to shareholder	—	(4,220,856)	—	(2,133,805)
Net change in unrealized loss from loans	(6,431,712)	—	(12,314)	—
Ending balance	$228,875,861	$—	$98,304,920	$—
Net change in unrealized loss from loans relating to loans still held at period end	$(6,431,712)		$(12,314)

4.	EARNINGS PER SHARE
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
As of both March 31, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2020 and December 31, 2019, was $460.0 million. Total contributed capital to the Company as of March 31, 2020 and December 31, 2019 was $207.0 million and $174.8 million, respectively, of which $181.1 million and $148.1 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Cash distributions	$—	$16,000,000
Distributions of equity securities and convertible notes	4,220,856	2,133,805
Total distributions to shareholder	$4,220,856	$18,133,805

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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on

April 25, 2019. As of March 31, 2020 and December 31, 2019, the Fund’s asset coverage for borrowings was 255% and 213%, respectively.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2020 and December 31, 2019, $91.5 million and $100 million, respectively, was outstanding under the facility.
As of March 31, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.9929%
3-Month LIBOR	1.4505%
Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2020 and December 31, 2019, the remaining unamortized fees and costs of $0.8 million and $0.9 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2020, Management is not aware of instances of non-compliance with financial covenants.
The following is the summary of the outstanding facility draws as of March 31, 2020:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Loan	$31,000,000	April 20, 2020*	3.25%
LIBOR Market Index Rate Loan	60,500,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$91,500,000
*Following the maturity date, Management elected to renew the LIBOR Loan with no material changes in loan terms.
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Loan	$31,000,000	January 22, 2020*	4.28%
LIBOR Market Index Rate Loan	69,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$100,000,000
*Following the maturity date, Management elected to renew the LIBOR Loan with no material changes in loan terms.
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to March 31, 2019, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.600% as of March 31, 2020, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million were recognized as expenses for both the three months ended March 31, 2020 and 2019.

8.	INTEREST RATE SWAP AGREEMENT
On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of March 31, 2020, the total notional principal amount was $57.0 million.
The following table presents the Fund’s fair value and its location in the Fund’s condensed statement of assets and liabilities:

	March 31, 2020
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap and floor agreement	Derivative liability - interest rate swap	$1,956,169

	December 31, 2019
Derivatives:	Location on Condensed Statements of Assets and Liabilities	Fair Value
Interest rate swap and floor agreement	Derivative liability - interest rate swap	$825,574
The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to Net realized gain (loss) from derivative instruments. As of March 31, 2020, the 1-Month LIBOR rate was 0.9929%.

For the three months ended March 31, 2020 and 2019, the interest rate swap and floor had the following effect on the Fund’s Condensed Statements of Operations:

Derivatives:	Location on Condensed Statements of Operations	For the Three Months Ended March 31, 2020	For the Period Ended March 31, 2019
Interest rate swap agreement	Net change in unrealized loss from derivative instruments	$(1,130,595)	$(303,362)
	Net realized loss from derivative instruments	$(86,059)	$(919)
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2020, the Fund has met the BDC and RIC requirements.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2020 and December 31, 2019:

Asset	As of March 31, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$236,211,507	$—	$(7,335,646)	$(7,335,646)
Total	$236,211,507	$—	$(7,335,646)	$(7,335,646)

	As of March 31, 2020
Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(1,956,169)	$(1,956,169)
Total	$—	$—	$(1,956,169)	$(1,956,169)

Asset	As of December 31, 2019
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$204,215,179	$—	$(903,934)	$(903,934)
Total	$204,215,179	$—	$(903,934)	$(903,934)

	As of December 31, 2019
Derivative, Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability - interest rate swap	$—	$—	$(825,574)	$(825,574)
Total	$—	$—	$(825,574)	$(825,574)
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
Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.
The Fund anticipates distributing all distributable earnings by the end of the year.  For the three months ended March 31, 2020, the Fund had $3.4 million in undistributed earnings.  The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
As of March 31, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $88.1 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
CytoVale, Inc.	Medical Devices	500,000	05/31/2020
Driver Bioengineering, Inc.	Biotechnology	1,250,000	06/30/2020
Exo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	10,000,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Grin, Inc.	Other Healthcare	500,000	10/31/2020
Hello Heart, Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	14,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	666,667	07/31/2020
Percepto Inc.	Other Technology	500,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Total		$88,116,667

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2020 and 2019.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

Total return**	0.03%	1.46%

Per share amounts:
Net asset value, beginning of period	$1,138.32	$740.89
Net investment income	76.81	12.78
Net realized and change in unrealized loss from loans and derivative instruments	(76.48)	(3.17)
Net increase in net assets resulting from operations	0.33	9.61
Distributions to shareholder	(42.21)	(181.33)
Contributions from shareholder	330.00	100.00

Net asset value, end of period	$1,426.44	$669.17
Net assets, end of period	$142,643,705	$66,916,800

Ratios to average net assets:
Expenses*	10.89%	16.33%
Net investment income*	26.41%	7.63%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$100,875,000	$30,500,000

*Annualized
**Total return amounts presented above are not annualized.
12.     SUBSEQUENT EVENTS
The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company as ordinary income); thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Recent Development
Due to the recent outbreak of the novel strain of coronavirus (COVID-19), the Fund may be directly and indirectly affected by the increased financial market volatility and disruption of the global economy. Among other things, the aforementioned events could impair the ability of borrowers to make scheduled payments, result in loss of revenue, or cause the Fund to incur additional expenses. The increased financial market volatility factored into the Fund’s loan valuation adjustment and resulted in net increase in unrealized loss from loans as of March 31, 2020. Given the uncertainty of the COVID-19 situation, the extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time.
The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Management is also monitoring the Fund's continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of March 31, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.
In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances.

Results of Operations - For the Three Months Ended March 31, 2020 and 2019
Total investment income for the three months ended March 31, 2020 and 2019 was $10.8 million and $4.0 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $206.2 million and $89.6 million for the three months ended March 31, 2020 and 2019, respectively. The average outstanding balance of all loans calculated using the month-end balances was $211.3 million and $89.6 million for the three months ended March 31, 2020 and 2019. The weighted-average interest rate on the performing loans for the same periods was 20.07% and 17.70%, respectively. The weighted-average interest rate on all loans for the same period was 19.59% and 17.70%, respectively. Both the increase in the average outstanding balance and interest rate contributed to the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Management fees for both the three months ended March 31, 2020 and 2019 was $1.8 million. For the same period, management fees were calculated at an annual rate of 1.600% and 1.575% of the Company's committed equity capital, respectively.

Interest expense was $1.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The increase in interest expense is primarily due to higher debt outstanding balance. The average debt outstanding for the three months ended March 31, 2020 and 2019 was $100.9 million and $30.5 million, respectively.

Banking and professional fees were less than $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

Other operating expenses were both less than $0.1 million for the three months ended March 31, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended March 31, 2020 and 2019 was $7.7 million and $1.3 million, respectively.

Net realized loss from derivative instruments was less than $0.1 million for both the three months ended March 31, 2020 and 2019. The reason for the loss was due to interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate.

Net change in unrealized loss from loans was $6.4 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $1.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative interest rate swap and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the three months ended March 31, 2020 and 2019 was less than $0.1 million and $1.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2020 and 2019 was $0.32 and $9.62, respectively.

Liquidity and Capital Resources – March 31, 2020 and December 31, 2019

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $181.1 million and $148.1 million as of March 31, 2020 and December 31, 2019, respectively. As of both March 31, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $460.0 million, of which $207.0 million and $174.8 million had been called and received, as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, $253.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.9 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net cash used in operating activities	$(30,782,135)	$(20,074,077)
Net cash provided by financing activities	24,413,941	21,999,081
Net increase (decrease) in cash and cash equivalents	$(6,368,194)	$1,925,004

As of March 31, 2020 and December 31, 2019, 3.1% and 9.4%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2020, $91.5 million was outstanding under the facility.

For the three months ended March 31, 2020 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $59.4 million for the three months ended March 31, 2020. Net loan amounts outstanding after amortization and valuation adjustments increased by $25.6 million for the same period. Unexpired unfunded commitments totaled $88.1 million as of March 31, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2020	$307.2 million	$78.3 million	$228.9 million	$88.1 million
December 31, 2019	$247.8 million	$44.5 million	$203.3 million	$78.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
CytoVale, Inc.	Medical Devices	500,000	05/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2020	Expiration Date
Driver Bioengineering, Inc.	Biotechnology	1,250,000	06/30/2020
Exo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	10,000,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Grin, Inc.	Other Healthcare	500,000	10/31/2020
Hello Heart, Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	14,000,000	03/31/2021
Jiko Group, Inc.	Other Technology	3,500,000	06/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	666,667	07/31/2020
Percepto Inc.	Other Technology	500,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Total		$88,116,667

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

As of March 31, 2020, the Fund had cash reserves of $4.4 million and approximately $80.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $253.0 million and recallable capital of $20.9 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2020, the Fund’s asset coverage ratio was 255%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2020, the outstanding debt balance was $91.5 million at a weighted-average floating interest rate of 0.92%, for which the Fund had a weighted-average interest rate swap in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and interest rate swap derivatives.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Derivative Instruments	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(21,933)	$(285,000)	$457,500	$150,567
1%	$43,866	$570,000	$(915,000)	$(301,134)
2%	$87,731	$1,140,000	$(1,830,000)	$(602,269)
3%	$131,597	$1,710,000	$(2,745,000)	$(903,403)
4%	$175,463	$2,280,000	$(3,660,000)	$(1,204,537)
5%	$219,328	$2,850,000	$(4,575,000)	$(1,505,672)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s 2019 Annual Report on Form 10-K for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s 2019 Annual Report on Form 10-K.

Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses.  These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets.  The degree to which the COVID-19 outbreak may impact the Fund’s portfolio companies’ business operations and results of operations, and the extent and duration of financial market volatility, is unknown at this time and will depend on future developments, including the severity and the duration of the outbreak. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the potential impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2020	Date:	May 12, 2020