Form 10-Q
period 2020-06-30
Venture Lending & Leasing IX, Inc.
filed 2020-08-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of June 30, 2020 and December 31, 2019

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $266,512,433 and $204,215,179)	$259,423,657	$203,311,245
Cash and cash equivalents	7,996,482	10,754,759
Dividend and interest receivables	3,159,757	2,701,713
Other assets	805,052	939,716
Total assets	271,384,948	217,707,433

LIABILITIES
Borrowings under debt facility	120,000,000	100,000,000
Accrued management fees	1,840,000	1,840,000
Derivative liability	1,972,891	825,574
Accounts payable and other accrued liabilities	850,363	1,209,486
Total liabilities	124,663,254	103,875,060

NET ASSETS	$146,721,694	$113,832,373

Analysis of Net Assets:

Capital paid in on shares of capital stock	$181,125,000	$148,125,000
Total distributable losses	(34,403,306)	(34,292,627)
Net assets (equivalent to $1,467.22 and $1,138.32 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$146,721,694	$113,832,373

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$77,533,333	$77,950,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

INVESTMENT INCOME:
Interest on loans	$9,308,799	$5,405,804	$19,655,717	$9,370,411
Other interest and other income	11,308	93,128	512,004	144,366
Total investment income	9,320,107	5,498,932	20,167,721	9,514,777

EXPENSES:
Management fees	1,840,000	1,811,250	3,680,000	3,622,500
Interest expense	921,686	895,339	2,151,471	1,611,904
Banking and professional fees	191,921	116,612	256,937	292,203
Other operating expenses	26,329	30,210	58,587	64,175
Total expenses	2,979,936	2,853,411	6,146,995	5,590,782
Net investment income	6,340,171	2,645,521	14,020,726	3,923,995

Net realized loss from derivative instruments	(254,229)	(3,995)	(340,288)	(4,914)
Net change in unrealized gain (loss) from loans	246,869	12,314	(6,184,843)	—
Net change in unrealized loss from derivative instruments	(16,721)	(597,571)	(1,147,317)	(900,934)
Net realized and change in unrealized loss from loans and derivative instruments	(24,081)	(589,252)	(7,672,448)	(905,848)

Net increase in net assets resulting from operations	$6,316,090	$2,056,269	$6,348,278	$3,018,147

Amounts per common share:
Net increase in net assets resulting from operations per share	$63.16	$20.56	$63.48	$30.18
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at March 31, 2019	100,000	$100	$92,524,900	$(25,608,200)	$66,916,800
Net increase in net assets resulting from operations	—	—	—	2,056,269	2,056,269
Distributions to shareholder	—	—	—	(3,079,321)	(3,079,321)
Contributions from shareholder	—	—	10,000,000	—	10,000,000
Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748

Balance at March 31, 2020	100,000	$100	$181,124,900	$(38,481,295)	$142,643,705
Net increase in net assets resulting from operations	—	—	—	6,316,090	6,316,090
Distributions to shareholder	—	—	—	(2,238,101)	(2,238,101)
Contributions from shareholder	—	—	—	—	—
Balance at June 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694

Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	3,018,147	3,018,147
Distributions to shareholder	—	—	—	(21,213,126)	(21,213,126)
Contributions from shareholder	—	—	20,000,000	—	20,000,000
Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748

Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	6,348,278	6,348,278
Distributions to shareholder	—	—	—	(6,458,957)	(6,458,957)
Contributions from shareholder	—	—	33,000,000	—	33,000,000
Balance at June 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694

See notes to condensed financial statements.

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,348,278	$3,018,147
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	340,288	4,914
Net change in unrealized loss from loans	6,184,843	—
Net change in unrealized loss from derivative instruments	1,147,317	900,934
Amortization of deferred costs related to borrowing facility	214,319	211,610
Net increase in dividend and interest receivables	(458,043)	(747,239)
Net increase in other assets	(79,655)	(63,355)
Net (increase) decrease in accounts payable, other accrued liabilities and accrued management fees	(359,123)	1,430,266
Origination of loans	(97,216,667)	(63,900,000)
Principal payments on loans	34,354,421	11,978,871
Acquisition of equity securities	(5,893,967)	(4,450,608)
Net cash used in operating activities	(55,417,989)	(51,616,460)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(16,000,000)
Contributions from shareholder	33,000,000	20,000,000
Borrowings under debt facility	52,500,000	60,500,000
Repayments of borrowings under debt facility	(32,500,000)	(10,000,000)
Payments made for derivative instruments	(340,288)	(4,914)
Net cash provided by financing activities	52,659,712	54,495,086

Net increase (decrease) in cash and cash equivalents	(2,758,277)	2,878,626

CASH AND CASH EQUIVALENTS:
Beginning of period	10,754,759	832,815
End of period	$7,996,482	$3,711,441

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,031,760	$1,282,796
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible note to shareholder	$6,458,958	$5,213,126
Receipt of equity securities and convertible note as repayment of loans	$564,991	$762,518
See notes to condensed financial statements.

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,484,156	$1,463,369	$1,463,369	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,482,679	1,426,110	1,426,110	12/1/2022
	Antheia, Inc. Subtotal					2,966,835	2,889,479	2,889,479
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,712	844,484	844,484	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		371,515	319,318	319,318	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,238,227	1,163,802	1,163,802
	Quartzy, Inc.		Senior Secured	12.0%		742,027	645,116	645,116	8/1/2023
Biotechnology Total		3.2%				$4,947,089	$4,698,397	$4,698,397

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,471,020	$2,390,465	$2,390,465	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,423,631	7,053,862	7,053,862	6/1/2024
Computers & Storage Total		6.4%				$9,894,651	$9,444,327	$9,444,327

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$218,547	$218,547	$218,547	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		655,595	610,032	610,032	8/1/2022
	Ainsly, Inc. Subtotal ** ^					874,142	828,579	828,579
	Amino Payments, Inc.		Senior Secured	10.8%		492,264	468,252	468,252	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		247,656	232,824	232,824	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,870	121,714	121,714	1/1/2023
	Cesium, Inc. Subtotal					371,526	354,538	354,538
	Lukla, Inc.		Senior Secured	12.5%		494,434	430,687	430,687	12/1/2022
	Lukla, Inc.		Senior Secured	12.5%		245,052	232,102	232,102	6/1/2023
	Lukla, Inc. Subtotal					739,486	662,789	662,789
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,710,038	2,792,320	2,792,320	5/1/2023
	Masse, Inc.		Senior Secured	18.0%		1,703,002	691,508	467,293	*
	Merchbar, Inc.		Senior Secured	11.8%		494,654	466,125	466,125	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,473,404	2,430,359	2,430,359	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,946,199	4,749,774	4,749,774	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,419,603	7,180,133	7,180,133
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,479	1,104,553	1,104,553	2/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,900	323,280	323,280	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,823	302,028	302,028	3/1/2023
	OneLocal, Inc. Subtotal ** ^					659,723	625,308	625,308
	Osix Corporation		Senior Secured	12.3%		62,924	57,016	57,016	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,449	226,872	226,872	6/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		989,598	869,398	869,398	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		173,167	170,056	68,618	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		519,374	495,122	199,785	2/1/2022
	Serface Care, Inc. Subtotal					692,541	665,178	268,403
	Shadow, PBC		Senior Secured	11.5%		508,638	465,897	465,897	10/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,546,662	634,813	*
	Verishop, Inc.		Senior Secured	12.0%		2,473,674	2,429,650	2,429,650	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,472,793	2,340,327	2,340,327	12/1/2023
	Verishop, Inc. Subtotal					4,946,467	4,769,977	4,769,977
Internet Total		15.2%				$31,210,390	$26,775,105	$22,242,266

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,475,332	$2,351,563	$2,351,563	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,476,220	2,429,716	2,429,716	3/1/2023
	Ablacon, Inc. Subtotal					4,951,552	4,781,279	4,781,279
	Anutra Medical, Inc.		Senior Secured	12.0%		233,078	223,395	223,395	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,795	463,625	463,625	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		389,196	383,951	383,951	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,995	483,343	483,343	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		469,270	463,208	463,208	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		416,515	398,198	398,198	3/1/2022
	CytoVale, Inc. Subtotal					2,264,771	2,192,325	2,192,325
	eXo Imaging, Inc.		Senior Secured	11.8%		1,980,023	1,800,578	1,800,578	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	7,734,794	*
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,456,883	3,290,972	3,290,972	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,460,548	3,413,930	3,413,930	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,967,451	2,908,792	2,908,792	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,884,882	9,613,694	9,613,694
	Siren Care, Inc.		Senior Secured	12.5%		1,979,142	1,861,088	1,861,088	10/1/2023
Medical Devices Total		19.2%				$31,293,448	$29,265,923	$28,207,153

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%		$494,824	$415,716	$415,716	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%		785,090	765,956	675,786	7/1/2022
	Discover Echo, Inc.		Senior Secured	11.0%		165,323	162,203	162,203	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,185,050	5,619,100	5,619,100	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,833	482,988	482,988	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,770	932,213	932,213	10/1/2023
	Grin, Inc. Subtotal					1,484,603	1,415,201	1,415,201
	Hello Heart Inc.		Senior Secured	11.0%		990,481	972,854	972,854	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,237,765	1,169,801	1,169,801	4/1/2023
	Hello Heart Inc. Subtotal					2,228,246	2,142,655	2,142,655
	HumanAPI, Inc.		Senior Secured	11.8%		1,398,093	1,331,293	1,331,293	10/1/2022
	HumanAPI, Inc.		Senior Secured	11.8%		494,755	487,180	487,180	1/1/2023
	HumanAPI, Inc. Subtotal					1,892,848	1,818,473	1,818,473
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	396,731	384,865	384,865	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	115,684	108,056	108,056	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	124,207	124,207	124,207	6/1/2023
	Therapydia, Inc. Subtotal					239,891	232,263	232,263
Other Healthcare Total		8.8%				$13,872,606	$12,956,432	$12,866,262

Other Technology
	Aclima, Inc.		Senior Secured	11.9%		$1,687,778	$1,503,778	$1,503,778	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		451,680	425,197	425,197	9/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Apollo Flight Research Inc.		Senior Secured	11.0%		247,622	243,370	243,370	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		406,585	392,525	392,525	6/1/2022
	Apollo Flight Research Inc. Subtotal					654,207	635,895	635,895
	ATeam Army, Inc.		Senior Secured	12.0%		1,237,112	1,160,880	1,160,880	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		864,769	822,582	822,582	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,350	602,027	602,027	3/1/2023
	Beanfields, PBC Subtotal					1,483,119	1,424,609	1,424,609
	Belong Home, Inc.		Senior Secured	12.0%		2,969,000	2,812,510	2,812,510	3/1/2024
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,890,818	9,073,838	9,073,838	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		919,513	905,550	905,550	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		580,635	552,066	552,066	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,500,148	1,457,616	1,457,616
	BW Industries, Inc.		Senior Secured	11.8%		1,978,600	1,801,704	1,801,704	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,978,505	1,936,660	1,936,660	6/1/2023
	BW Industries, Inc. Subtotal					3,957,105	3,738,364	3,738,364
	Coterie Applications, Inc.		Senior Secured	12.5%		989,236	851,415	851,415	9/1/2023
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,016,562	1,003,950	1,003,950	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,065,086	3,926,782	3,926,782	6/1/2022
	DOSH Holdings, Inc. Subtotal					5,081,648	4,930,732	4,930,732
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,115,236	1,087,026	*
	Flo Water, Inc.		Senior Secured	11.8%		1,979,812	1,860,231	1,860,231	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,482,539	1,457,079	1,457,079	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,378	484,308	484,308	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,251	485,213	485,213	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,343,659	2,225,460	2,225,460	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,814,827	4,652,060	4,652,060
	Hint, Inc.		Senior Secured	12.0%		4,948,170	4,305,927	4,305,927	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		1,239,605	1,179,831	1,179,831	8/1/2021
	Hint, Inc. Subtotal					6,187,775	5,485,758	5,485,758
	Kobo360, Inc. ** ^		Senior Secured	11.3%		64,470	64,470	64,470	9/1/2020
	Kogniz, Inc.		Senior Secured	12.8%		236,625	207,890	207,890	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		4,950,870	4,627,885	4,627,885	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,475,797	2,475,797	2,475,797	8/1/2023
	Lambda School, Inc. Subtotal					7,426,667	7,103,682	7,103,682
	Make School, Inc.		Senior Secured	11.3%		496,581	484,654	484,654	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		431,573	415,451	415,451	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,494,736	3,375,547	3,375,547	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,462,233	3,276,362	3,276,362	8/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					6,956,969	6,651,909	6,651,909
	Noteleaf, Inc.		Senior Secured	12.5%		1,482,170	1,420,578	1,420,578	4/1/2023
	Noteleaf, Inc.		Senior Secured	12.5%		989,137	969,059	969,059	9/1/2023
	Noteleaf, Inc. Subtotal					2,471,307	2,389,637	2,389,637
	Opya, Inc.		Senior Secured	12.0%		989,171	948,572	948,572	7/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,967,775	2,716,639	2,716,639	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,472,322	2,357,051	2,357,051	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Ozy Media, Inc. Subtotal					5,440,097	5,073,690	5,073,690
	Percepto, Inc.		Senior Secured	12.2%		1,982,767	1,868,646	1,868,646	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,621	361,158	361,158	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,484,670	1,426,089	1,426,089	4/1/2024
	Pitzi, Ltd. Subtotal ** ^					1,979,291	1,787,247	1,787,247
	Plant Prefab, Inc.		Senior Secured	11.0%		1,155,071	1,120,894	1,120,894	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		864,790	822,636	822,636	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,027,724	953,714	953,714	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,944,155	4,760,519	4,760,519	12/1/2022
	Romaine Empire, Inc.		Senior Secured	12.3%		5,927,887	5,629,714	5,629,714	7/1/2023
	Saber es Poder, Inc.		Senior Secured	10.5%		195,517	196,062	196,062	5/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		360,060	347,698	347,698	3/1/2022
	Saber es Poder, Inc. Subtotal					555,577	543,760	543,760
	Saltbox, Inc.		Senior Secured	12.3%		494,333	473,434	473,434	6/1/2023
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		447,175	438,534	438,534	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,943,780	4,306,502	4,306,502	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,122,965	1,098,804	1,098,804	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	94,758	94,758	94,758	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	287,676	287,676	287,676	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	292,930	264,489	264,489	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	194,359	194,359	194,359	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	383,020	383,020	383,020	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	476,705	476,705	476,705	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	193,170	193,170	193,170	5/1/2024
	Thras.io, Inc. Subtotal					1,922,618	1,894,177	1,894,177
	TIER Mobility GmbH ** ^		Senior Secured	12.0%		8,892,000	8,454,515	8,454,515	4/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,709,635	3,631,372	3,631,372	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		629,811	612,441	612,441	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,236,300	1,087,308	1,087,308	6/1/2023
	Veev Group, Inc. Subtotal					5,575,746	5,331,121	5,331,121
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,368,342	2,368,342	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		188,420	185,397	131,035	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		271,105	255,671	255,671	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,931,163	3,828,188	3,828,188	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		903,248	868,632	868,632	9/1/2022
Other Technology Total		75.9%				$118,266,130	$111,458,521	$111,375,949

Security
	Axonius, Inc.		Senior Secured	12.0%		$265,789	$259,702	$259,702	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		698,840	687,374	687,374	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	194,010	194,010	6/1/2021
Security Total		0.8%				$1,214,559	$1,141,086	$1,141,086

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$894,907	$872,137	$872,137	11/1/2021
Semiconductors & Equipment Total		0.6%				$894,907	$872,137	$872,137

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Software
	Alkanza Inc.		Senior Secured	18.0%		$—	$—	$59,963	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,483,117	1,409,128	1,409,128	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		742,103	716,477	716,477	9/1/2023
	ArborMetrix, Inc. Subtotal					2,225,220	2,125,605	2,125,605
	BackboneAI Inc.		Senior Secured	12.3%		490,302	413,711	413,711	6/1/2023
	Blockdaemon, Inc.		Senior Secured	11.3%		203,416	197,185	197,185	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		124,139	117,566	117,566	8/1/2021
	Blockdaemon, Inc. Subtotal					327,555	314,751	314,751
	Canary Technologies Corporation		Senior Secured	11.5%		247,486	230,581	230,581	6/1/2023
	Censia Inc.		Senior Secured	11.0%		932,061	887,745	887,745	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,484,039	1,372,478	1,372,478	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%		3,749,311	3,469,290	3,469,290	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,540	955,381	955,381	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,342	241,625	241,625	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,302	241,944	241,944	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		392,418	369,805	369,805	5/1/2022
	ICX Media, Inc. Subtotal					887,062	853,374	853,374
	Invoice2Go, Inc.		Senior Secured	12.0%		989,469	948,068	948,068	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		989,667	937,249	937,249	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		960,412	948,896	948,896	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		722,512	663,597	663,597	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		843,832	834,726	834,726	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,779	768,453	768,453	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,168	975,019	975,019	3/1/2023
	Invoice2Go, Inc. Subtotal					6,484,839	6,076,008	6,076,008
	Ipolipo, Inc.		Senior Secured	12.0%		2,091,340	1,933,509	1,515,517	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		494,680	458,834	458,834	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		989,275	972,909	972,909	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,978,302	1,850,469	1,850,469	2/1/2023
	Medable, Inc. Subtotal					2,967,577	2,823,378	2,823,378
	Metawave Corporation		Senior Secured	12.0%		778,277	756,907	756,907	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		361,812	361,812	361,812	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		471,807	450,188	450,188	12/1/2021
	Migo Money, Inc. Subtotal ** ^					833,619	812,000	812,000
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,039	1,218,285	1,218,285	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		2,470,382	2,376,310	2,376,310	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,236,330	1,217,028	1,217,028	6/1/2023
	OrderGroove, Inc. Subtotal					4,942,751	4,811,623	4,811,623
	Owl Cameras, Inc.		Senior Secured	18.0%		782,506	487,626	442,320	*
	PlushCare, Inc.		Senior Secured	11.8%		588,084	578,197	578,197	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		783,462	754,684	754,684	5/1/2022
	PlushCare, Inc. Subtotal					1,371,546	1,332,881	1,332,881
	Reciprocity, Inc.		Senior Secured	12.0%		1,286,729	1,160,399	1,160,399	3/1/2023
	Resilio, Inc.		Senior Secured	12.8%		82,589	75,807	75,807	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		99,899	99,899	99,899	5/1/2021
	Resilio, Inc. Subtotal					182,488	175,706	175,706
	Splitwise, Inc.		Senior Secured	12.3%		494,441	474,044	474,044	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%		1,828,901	1,770,714	1,687,675	9/1/2022
	Swivel, Inc.		Senior Secured	12.0%		214,838	214,838	214,838	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		201,396	189,836	189,836	8/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Swivel, Inc. Subtotal					416,234	404,674	404,674
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		244,512	224,575	76,758	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,538	371,538	371,538	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		371,449	344,841	344,841	2/1/2023
	Truthset, Inc. Subtotal					742,987	716,379	716,379
	Venuetize, LLC		Senior Secured	12.3%		173,834	161,407	161,407	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		398,658	381,570	381,570	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		655,429	614,973	614,973	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		699,169	684,027	684,027	10/1/2022
	Workspot, Inc. Subtotal					1,753,256	1,680,570	1,680,570
Software Total		24.7%				$39,204,093	$36,884,150	$36,249,959

Technology Services
	Callisto Media, Inc.		Senior Secured	10.0%		$2,478,814	$2,431,219	$2,431,219	9/1/2023
	Callisto Media, Inc.		Senior Secured	10.3%		2,477,676	2,213,581	2,213,581	6/1/2023
	Callisto Media, Inc. Subtotal					4,956,490	4,644,800	4,644,800
	Keyo AI Inc.		Senior Secured	10.0%		390,674	376,935	223,598	8/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		233,034	192,421	192,421	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%		407,233	391,561	391,561	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		436,807	410,816	410,816	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		466,001	458,627	458,627	10/1/2022
	Lifit, Inc. Subtotal ** ^					902,808	869,443	869,443
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,643,980	2,503,268	2,131,008	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		246,998	239,260	239,260	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		1,238,389	1,214,042	1,214,042	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,237,787	1,218,803	1,218,803	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,475,088	2,328,821	2,328,821	1/1/2023
	Solugen, Inc. Subtotal					4,951,264	4,761,666	4,761,666
	Thrive Financial, Inc. **		Senior Secured	9.3%		248,071	248,071	248,071	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		932,094	888,819	888,819	10/1/2022
	Thrive Financial, Inc. Subtotal **					1,180,165	1,136,890	1,136,890
	Zanbato, Inc.		Senior Secured	11.0%		3,467,266	3,315,974	3,315,974	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	1,979,182	1,814,545	3/1/2022
Technology Services Total		13.4%				$21,429,514	$20,411,400	$19,721,166

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$112,901	$106,850	$106,850	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		112,980	110,313	110,313	9/1/2022
	AirVine Scientific, Inc. Subtotal					225,881	217,163	217,163
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,103	3,151,845	3,151,845	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,432,796	6,086,404	6,086,404	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,217,537	3,149,543	3,149,543	9/1/2023
	Parallel Wireless, Inc. Subtotal					12,867,436	12,387,792	12,387,792
Wireless Total		8.6%				$13,093,317	$12,604,955	$12,604,955
Grand Total		176.8%				$285,320,704	$266,512,433	$259,423,657

* As of June 30, 2020, loans with a cost basis of $15.6 million and a fair value of $10.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of June 30, 2020, 10.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2020, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of June 30, 2020
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(1,228,214)	$—	$(1,228,214)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(568,263)	—	(568,263)

Interest Rate Collar

Floating interest rate with a cap rate of 1.15%, to be received monthly	Floating interest rate with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(176,414)	—	(176,414)

Total				$77,000,000	$(1,972,891)	$—	$(1,972,891)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2019
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(668,876)	$—	$(668,876)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(156,698)	—	(156,698)

Total				$57,000,000	$(825,574)	$—	$(825,574)

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2020, the Fund held 7,996,482 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.11%, which represented 5.5% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 10,754,759 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 9.4% of the net assets of the Fund.
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

As of June 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $259.4 million and $203.3 million, respectively, (or 95.6% and 93.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2020 and December 31, 2019, loans with a cost basis of $15.6 million and $5.7 million and a fair value of $10.4 million and $5.0 million, respectively were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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
Derivative Instruments
The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).

Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate floor. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either derivative asset or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

The interest rate swap and floor transactions and interest rate collar transaction are contractually scheduled to terminate on December 20, 2021 and June 30, 2025, respectively.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

For the three months ended June 30, 2020, the weighted-average interest rate on the performing and all loans were 15.83% and 15.25%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans was 19.04%, which was inclusive of both cash and non-cash interest income, for the three months ended June 30, 2019. For the three months ended June 30, 2020, the weighted-average interest rate on the cash portion of the interest income for the performing and all loans was 12.70% and 12.24%, respectively. The weighted-average interest rate on the cash portion of the interest income on both the performing and all loans for the three months ended June 30, 2019 was 13.25%.

For the six months ended June 30, 2020, the weighted-average interest rate on the performing and all loans were 17.82% and 17.28%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans was 18.36%, which was inclusive of both cash and non-cash interest income, for the six months ended June 30, 2019. For the six months ended June 30, 2020, the weighted-average interest rate on the cash portion of the interest income for the performing and all loans was 14.31% and 13.89%, respectively. The weighted-average interest rate on the cash portion of the interest income on both the performing and all loans for the six months ended June 30, 2019 was 12.95%.

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

All loans as of June 30, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $77.5 million and $78.0 million, respectively.

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

Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2020 and 2019.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets, which are valued using estimated exit values, are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Biotechnology	$4,698,397	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	9,444,327	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Internet	22,242,266	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,193,889 ($600,000 - $6,128,476) 2% (1% - 2%)

Medical Devices	28,207,153	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 17%)

Investment Type - Level 3
Debt Investments	Fair Values at June 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,930* 2%

Other Healthcare	12,866,262	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 24%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$918,370* 2%

Other Technology	111,375,949	Hypothetical market analysis	Hypothetical market coupon rate	16% (11% - 28%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$4,266,411 ($211,326 - $5,738,752) 2% (1% - 2%)

Security	1,141,086	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 51%)

Semiconductors & Equipment	872,137	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	36,249,959	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,928,230 ($102,181 - $2,390,222) 1% (1% - 2%)

Technology Services	19,721,166	Hypothetical market analysis	Hypothetical market coupon rate	14% (13% - 30%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,639,870 ($440,696 - $3,095,699) 2%

Wireless	12,604,955	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Total debt investments	$259,423,657
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$3,490,422	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	2,370,284	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Enterprise Networking	112,500	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$112,500* 0%

Internet	31,748,524	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$999,905* 3%

Medical Devices	22,328,707	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,529,931* 3%

Other Healthcare	10,465,833	Hypothetical market analysis	Hypothetical market coupon rate	16% (15% - 18%)

Other Technology	70,285,041	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,394,959 ($1,561,170 - $2,844,003) 3%

Security	1,476,848	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,137,034	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	40,214,116	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,715,143 ($517,921 - $2,866,672) 2%

Technology Services	13,574,552	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 30%)

Wireless	6,107,384	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 17%)

Total Debt Investments	$203,311,245
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of June 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of June 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$259,423,657	$259,423,657
Cash equivalents	7,996,482	—	—	7,996,482
Total assets	$7,996,482	$—	$259,423,657	$267,420,139

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$120,000,000	$—	$120,000,000
Derivative liability	—	1,972,891	—	1,972,891
Total liabilities	$—	$121,972,891	$—	$121,972,891

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,311,245	$203,311,245
Cash equivalents	10,754,759	—	—	10,754,759
Total assets	$10,754,759	$—	$203,311,245	$214,066,004

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Derivative liability	—	825,574	—	825,574
Total liabilities	$—	$100,825,574	$—	$100,825,574

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2020			For the Six Months Ended June 30, 2020
	Loans	Warrants	Convertible Note	Loans	Warrants	Convertible Note
Beginning balance	$228,875,861	$—	$—	$203,311,245	$—	$—
Acquisitions and originations	37,833,333	2,062,555	175,547	97,216,667	6,283,411	175,547
Principal reductions and amortization of discounts	(7,532,406)	—	—	(34,919,412)	—	—
Distributions to shareholder	—	(2,062,555)	(175,547)	—	(6,283,411)	(175,547)
Net change in unrealized gain (loss) from loans	246,869	—	—	(6,184,843)	—	—
Ending balance	$259,423,657	$—	$—	$259,423,657	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$246,869			$(6,184,843)

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Loans	Warrants	Loans	Warrants

Beginning balance	$98,304,920	$—	$79,045,107	$—
Acquisitions and originations	38,512,500	3,079,321	63,900,000	5,213,126
Principal reductions and amortization of discounts	(6,626,016)	—	(12,741,389)	—
Distributions to shareholder	—	(3,079,321)	—	(5,213,126)
Net change in unrealized gain from loans	12,314	—	—	—
Ending balance	$130,203,718	$—	$130,203,718	$—
Net change in unrealized loss from loans relating to loans still held at period end	$—		$—

4.	EARNINGS PER SHARE
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
As of both June 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2020 and December 31, 2019, was $460.0 million. Total contributed capital to the Company as of June 30, 2020 and December 31, 2019 was $207.0 million and $174.8 million, respectively, of which $181.1 million and $148.1 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Cash distributions	$—	$16,000,000
Distributions of equity securities and convertible notes	6,458,958	5,213,126
Total distributions to shareholder	$6,458,958	$21,213,126

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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of June 30, 2020 and December 31, 2019, the Fund’s asset coverage for borrowings was 222% and 213%, respectively.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2020 and December 31, 2019, $120.0 million and $100 million, respectively, was outstanding under the facility.
As of June 30, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1623%
3-Month LIBOR	0.3020%
Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of

June 30, 2020 and December 31, 2019, the remaining unamortized fees and costs of $0.6 million and $0.9 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2020 and December 31, 2019, Management is not aware of instances of non-compliance with financial covenants.
The following is the summary of the outstanding facility draws as of June 30, 2020:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Loan	$31,000,000	July 20, 2020*	2.70%
LIBOR Market Index Rate Loan	89,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$120,000,000
*Following the maturity date, Management elected to renew the LIBOR Loan with no material changes in loan terms.
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Loan	$31,000,000	January 22, 2020*	4.28%
LIBOR Market Index Rate Loan	69,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$100,000,000
*Following the maturity date, Management elected to renew the LIBOR Loan with no material changes in loan terms.
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

7.	MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to March 31, 2019, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.600% as of June 30, 2020, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

Management Fees of $1.8 million and $3.7 million were recognized as expenses for both the three and six months ended June 30, 2020. Management fees of $1.8 million and $3.6 million were recognized as expenses for the same period in 2019.

8.	DERIVATIVE INSTRUMENTS
The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of June 30, 2020, the total notional principal amount was $57.0 million.

The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

Interest Rate Collar Agreement

On June 29, 2020, the Fund entered into an interest rate collar transaction with MUFG Union Bank, N.A. The aggregate notional principal amount of the interest rate collar is $20.0 million, with a cap of 1.1500% and floor of 0.1700% on floating rate based upon a 1-Month LIBOR rate. The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly. The interest rate collar transaction is expected to terminate on June 30, 2025.

The following table shows the Fund's derivative instrument at fair value on the Fund's Condensed Statement of Assets and Liabilities as of June 30, 2020 and December 31, 2019.

	Derivative Liability
Derivative Instruments	June 30, 2020	December 31, 2019
Interest rate swap and floor	$1,796,477	$825,574
Interest rate collar	$176,414	$—

The following table shows the effect of the Fund's derivative instrument on the Fund's Condensed Statement of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Condensed Statements of Operation Caption	2020	2019	2020	2019
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$159,692	$(597,571)	$(970,903)	$(900,934)
	Net realized loss from derivative instruments	$(254,229)	$(3,995)	$(340,288)	$(4,914)
Interest rate collar	Net change in unrealized loss from derivative instruments	$(176,413)	$—	$(176,414)	$—
9. TAX STATUS
The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2020, the Fund has met the BDC and RIC requirements.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2020 and December 31, 2019:

Asset	As of June 30, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$266,512,433	$—	$(7,088,776)	$(7,088,776)
Total	$266,512,433	$—	$(7,088,776)	$(7,088,776)

	As of June 30, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,972,891)	$(1,972,891)
Total	$—	$—	$(1,972,891)	$(1,972,891)

Asset	As of December 31, 2019
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$204,215,179	$—	$(903,934)	$(903,934)
Total	$204,215,179	$—	$(903,934)	$(903,934)

	As of December 31, 2019
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(825,574)	$(825,574)
Total	$—	$—	$(825,574)	$(825,574)
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
Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.
The Fund anticipates distributing all distributable earnings by the end of the year.  For the three and six months ended June 30, 2020, the Fund had $3.8 million and $7.2 million in undistributed earnings, respectively.  The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
As of June 30, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $77.5 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
Artisan Development Labs, Inc.	Other Healthcare	500,000	09/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
BackboneAI, Inc.	Software	1,500,000	04/30/2021
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
Coterie Applications, Inc.	Other Technology	1,500,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	500,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	333,333	07/31/2020
Ozy Media, Inc.	Other Technology	2,000,000	10/31/2020
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Siren Care, Inc.	Medical Devices	1,000,000	07/31/2020
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Total		$77,533,333

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2020 and 2019.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

Total return**	4.43%	2.97%	4.46%	4.47%

Per share amounts:
Net asset value, beginning of period	$1,426.44	$669.17	$1,138.32	$740.89
Net investment income	63.40	26.46	140.21	39.24
Net realized and change in unrealized loss from loans and derivative instruments	(0.24)	(5.89)	(76.72)	(9.06)
Net increase in net assets resulting from operations	63.16	20.57	63.49	30.18
Distributions to shareholder	(22.38)	(30.80)	(64.59)	(212.13)
Contributions from shareholder	—	100.00	330.00	200.00

Net asset value, end of period	$1,467.22	$758.94	$1,467.22	$758.94
Net assets, end of period	$146,721,694	$75,893,748	$146,721,694	$75,893,748

Ratios to average net assets:
Expenses*	8.35%	16.32%	9.49%	16.33%
Net investment income*	17.77%	15.13%	21.65%	11.46%
Portfolio turn-over rate	—%	0.64%	—%	0.71%
Average debt outstanding	$103,625,000	$47,625,000	$103,785,714	$39,785,714

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest.  The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and Fund VIII's Board of Directors ratified, its discretion to extend Fund VIII’s investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII’s investment period. The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

While the COVID-19 pandemic did not materially affect the Fund’s business and results of operations in the second fiscal quarter ended June 30, 2020, these are not necessarily indicative of the results to be expected for the full fiscal year. The slowdown of the global and local economies has had an impact on a number of the Fund's borrowers’ businesses and operations, causing an increase in debt investments that are moved from performing to non-performing status. In the short-term, however, valuation of some of the Fund’s debt investments resulted in unrealized gain from loans in the second fiscal quarter ended June 30, 2020, as many of the Fund’s debt portfolio companies proactively reduced expenses, restructured their revenue programs, and amended their performance plans to manage their capital and liquidity requirements. These efforts partially offset the continued financial market volatility that also factored into the Fund’s loan valuation adjustment.
Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.
The Fund is maintaining close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides assistance to small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.
Management is also monitoring the Fund's continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of June 30, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.
In addition, the Fund is taking proactive steps to ensure and maintain an appropriate liquidity position based on the current circumstances. The Fund believes its existing cash balance and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2020 and 2019
Total investment income for the three months ended June 30, 2020 and 2019 was $9.3 million and $5.5 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $234.4 million and $113.6 million for the three months ended June 30, 2020 and 2019, respectively. The average outstanding balance of all loans calculated using the month-end balances was $244.1 million and $113.6 million for the three months ended June 30, 2020 and 2019. The weighted-average interest rate on the performing loans for the same periods was 15.83% and 19.04%, respectively. The weighted-average interest rate on all loans for the same period was 15.25% and 19.04%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
Total investment income for the six months ended June 30, 2020 and 2019 was $20.2 million and $9.5 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $220.2 million and $102.0 million for the six months ended June 30, 2020 and 2019, respectively. The average outstanding balance of all loans calculated using the month-end balances was $227.5 million and $102.0 million for the six months ended June 30, 2020 and 2019. The weighted-average interest rate on the performing loans for the same periods was 17.82% and 18.36%, respectively. The weighted-average interest rate on all loans for the same period was 17.28% and 18.36%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Management fees for both the three months ended June 30, 2020 and 2019 was $1.8 million. Management fees for the six months ended June 30, 2020 and 2019 were $3.7 million and $3.6 million, respectively. Management fees increased from 1.575% as of June 30, 2019 to 1.600% of the company's committed equity capital, respectively.

Interest expense was $0.9 million and $0.9 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $2.2 million and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The increase in interest expense is primarily due to higher debt outstanding balance, offset by lower interest rates. The average debt outstanding for the three and six months ended June 30, 2020 was $103.6 million and $103.8 million, respectively. The weighted-average interest rate for the three and six months ended June 30, 2020 was 3.56% and 4.15%, respectively. The average debt outstanding for the three and six months ended June 30, 2019 was $47.6 million and $39.8 million, respectively. The weighted-average interest rate for the three and six months ended June 30, 2019 was 7.52% and 8.10%, respectively.

Banking and professional fees were $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Banking and professional fees were both $0.3 million for the six months ended June 30, 2020 and 2019, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

Other operating expenses were both less than $0.1 million for the three months ended June 30, 2020 and 2019. Other operating expenses were less than $0.1 million for the six months ended June 30, 2020 and 2019, respectively. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Net investment income for the three months ended June 30, 2020 and 2019 was $6.3 million and $2.6 million, respectively. Net investment income for the six months ended June 30, 2020 and 2019 was $14.0 million and $3.9 million, respectively.

Net realized loss from derivative instruments was $0.3 million for both the three and six months ended June 30, 2020. Net realized loss from derivative instruments was less than $0.1 million for the three and six months ended June 30, 2019. The reason for the loss was interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate.

Net change in unrealized gain (loss) from loans was $0.2 million and $(6.2) million for the three and six months ended June 30, 2020, respectively. The net change in unrealized gain (loss) from loans was less than $0.1 million and zero for the three and six months ended June 30, 2019, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance. The primary reason for the improvement in certain portfolio companies' performance is cost cutting measures, restructured revenue programs, and amended performance plans to manage capital and liquidity requirements during the COVID-19 pandemic.

Net change in unrealized loss from derivative instruments was less than $0.1 million and $1.1 million for the three and six months ended June 30, 2020, respectively. Net change in unrealized loss from derivative instruments was $0.6 million and $0.9 million for the three and six months ended June 30, 2019. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the three months ended June 30, 2020 and 2019 was $6.3 million and $2.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2020 and 2019 was $63.16 and $20.56, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2020 and 2019 was $6.3 million and $3.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2020 and 2019 was $63.48 and $30.18, respectively.

Liquidity and Capital Resources – June 30, 2020 and December 31, 2019

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $181.1 million and $148.1 million as of June 30, 2020 and December 31, 2019, respectively. As of both June 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $460.0 million, of which $207.0 million and $174.8 million had been called and received, respectively. As of June 30, 2020, $253.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.9 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the six months ended June 30, 2020 and 2019 was as follows:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net cash used in operating activities	$(55,417,989)	$(51,616,460)
Net cash provided by financing activities	52,659,712	54,495,086

Net increase (decrease) in cash and cash equivalents	$(2,758,277)	$2,878,626

As of June 30, 2020 and December 31, 2019, 5.5% and 9.4%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2020, $120.0 million was outstanding under the facility.

For the six months ended June 30, 2020 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $97.2 million for the six months ended June 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments increased by $56.1 million for the same period. Unexpired unfunded commitments totaled $77.5 million as of June 30, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2020	$345.0 million	$85.6 million	$259.4 million	$77.5 million
December 31, 2019	$247.8 million	$44.5 million	$203.3 million	$78.0 million

The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2020	Expiration Date
Aclima, Inc.	Other Technology	$4,000,000	07/31/2020
Artisan Development Labs, Inc.	Other Healthcare	500,000	09/30/2020
ATeam Army, Inc.	Other Technology	500,000	07/30/2020
BackboneAI, Inc.	Software	1,500,000	04/30/2021
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	7,500,000	12/31/2020
Canary Technologies Corporation	Software	250,000	09/30/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
Coterie Applications, Inc.	Other Technology	1,500,000	03/31/2021
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020

Hello Heart Inc.	Other Healthcare	750,000	08/31/2020
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	500,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
OneLocal, Inc.	Internet	333,333	07/31/2020
Ozy Media, Inc.	Other Technology	2,000,000	10/31/2020
Pitzi, Ltd.	Other Technology	1,000,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
RenoFi, Inc.	Internet	250,000	09/30/2020
Residently USA, LLC	Internet	750,000	07/30/2020
Siren Care, Inc.	Medical Devices	1,000,000	07/31/2020
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Total		$77,533,333

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

As of June 30, 2020, the Fund had cash reserves of $8.0 million and approximately $94.4 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $253.0 million and recallable capital of $20.9 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2020, the Fund’s asset coverage ratio was 222%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2020, the outstanding debt balance was $120.0 million at a weighted-average floating interest rate of 0.18%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor and a ceiling of 1.150% on $20.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Interest Income (Expense)	Total Income (Loss)
(0.50)%	$(39,982)	$101,318	$(98,000)	$213,300	$176,636
1%	$79,965	$570,000	$5,550	$(1,200,000)	$(544,485)
2%	$159,930	$1,140,000	$205,550	$(2,400,000)	$(894,520)
3%	$239,894	$1,710,000	$405,550	$(3,600,000)	$(1,244,556)
4%	$319,859	$2,280,000	$605,550	$(4,800,000)	$(1,594,591)
5%	$399,824	$2,850,000	$805,550	$(6,000,000)	$(1,944,626)

Additionally, a change in the interest rate may affect the value of the derivative instruments and effect net change in unrealized gain (loss) from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the derivative instruments while any rate decreases will decrease the value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring derivative instruments to hedge its interest rate exposure.

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April through June 2020, many countries and states have started to ease restrictions on businesses and social activity. However, as of late June 2020, travelers from the United States will not be allowed to visit the European Union when the bloc begins to reopen its external borders starting July 1, 2020. These continued travel restrictions may prolong the global economic downturn.

Although some countries have begun to ease restrictions on business and social activity, the full extent of the impact of the COVID-19 outbreak on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2020	Date:	August 13, 2020