Form 10-Q
period 2020-09-30
Venture Lending & Leasing IX, Inc.
filed 2020-11-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2020
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2020 and December 31, 2019

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2020 and 2019

Condensed Schedules of Investments (Unaudited)
As of September 30, 2020 and December 31, 2019

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2020 and December 31, 2019

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
ASSETS
Loans, at estimated fair value
(cost of $273,693,938 and $204,215,179)	$263,616,341	$203,311,245
Cash and cash equivalents	20,830,771	10,754,759
Dividend and interest receivables	3,291,569	2,701,713
Other assets	955,461	939,716
Total assets	288,694,142	217,707,433

LIABILITIES
Borrowings under debt facility	78,000,000	100,000,000
Accrued management fees	1,811,250	1,840,000
Derivative liability	1,618,313	825,574
Accounts payable and other accrued liabilities	1,268,288	1,209,486
Total liabilities	82,697,851	103,875,060

NET ASSETS	$205,996,291	$113,832,373

Analysis of Net Assets:

Capital paid in on shares of capital stock	$243,125,000	$148,125,000
Total distributable losses	(37,128,709)	(34,292,627)
Net assets (equivalent to $2,059.96 and $1,138.32 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$205,996,291	$113,832,373

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$61,375,000	$77,950,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

INVESTMENT INCOME:
Interest on loans	$13,742,951	$6,089,248	$33,398,668	$15,459,659
Other interest and other income	1,599	32,770	513,603	177,136
Total investment income	13,744,550	6,122,018	33,912,271	15,636,795

EXPENSES:
Management fees	1,811,250	1,840,000	5,491,250	5,462,500
Interest expense	1,122,167	1,156,808	3,273,638	2,768,712
Banking and professional fees	156,344	26,855	413,281	319,058
Other operating expenses	55,873	59,975	114,459	124,149
Total expenses	3,145,634	3,083,638	9,292,628	8,674,419
Net investment income	10,598,916	3,038,380	24,619,643	6,962,376

Net realized loss from derivative instruments	(308,540)	(4,681)	(648,828)	(9,595)
Net change in unrealized loss from loans	(2,988,820)	(1,362,469)	(9,173,663)	(1,362,469)
Net change in unrealized gain (loss) from derivative instruments	354,578	(113,664)	(792,740)	(1,014,599)
Net realized and change in unrealized loss from loans and derivative instruments	(2,942,782)	(1,480,814)	(10,615,231)	(2,386,663)

Net increase in net assets resulting from operations	$7,656,134	$1,557,566	$14,004,412	$4,575,713

Amounts per common share:
Net increase in net assets resulting from operations per share	$76.56	$15.58	$140.04	$45.76
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2019	100,000	$100	$102,524,900	$(26,631,252)	$75,893,748
Net increase in net assets resulting from operations	—	—	—	1,557,566	1,557,566
Distributions to shareholder	—	—	—	(5,630,604)	(5,630,604)
Contributions from shareholder	—	—	14,500,000	—	14,500,000
Balance at September 30, 2019	100,000	$100	$117,024,900	$(30,704,290)	$86,320,710

Balance at June 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694
Net increase in net assets resulting from operations	—	—	—	7,656,134	7,656,134
Distributions to shareholder	—	—	—	(10,381,537)	(10,381,537)
Contributions from shareholder	—	—	62,000,000	—	62,000,000
Balance at September 30, 2020	100,000	$100	$243,124,900	$(37,128,709)	$205,996,291

Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	4,575,713	4,575,713
Distributions to shareholder	—	—	—	(26,843,730)	(26,843,730)
Contributions from shareholder	—	—	34,500,000	—	34,500,000
Balance at September 30, 2019	100,000	$100	$117,024,900	$(30,704,290)	$86,320,710

Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	14,004,412	14,004,412
Distributions to shareholder	—	—	—	(16,840,494)	(16,840,494)
Contributions from shareholder	—	—	95,000,000	—	95,000,000
Balance at September 30, 2020	100,000	$100	$243,124,900	$(37,128,709)	$205,996,291

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,004,412	$4,575,713
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from derivative instruments	648,828	9,595
Net change in unrealized loss from loans	9,173,663	1,362,469
Net change in unrealized loss from derivative instruments	792,740	1,014,599
Amortization of deferred costs related to borrowing facility	321,478	317,415
Net increase in dividend and interest receivables	(589,854)	(1,249,032)
Net increase in other assets	(337,226)	(147,347)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	30,052	1,562,184
Origination of loans	(145,825,000)	(109,925,000)
Principal payments on loans	75,662,168	18,357,701
Acquisition of equity securities	(9,156,421)	(6,653,637)
Net cash used in operating activities	(55,275,160)	(90,775,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(7,000,000)	(18,700,000)
Contributions from shareholder	95,000,000	34,500,000
Borrowings under debt facility	70,500,000	98,700,000
Repayments of borrowings under debt facility	(92,500,000)	(19,700,000)
Payments made for derivative instruments	(648,828)	(29,315)
Interest received from derivative instruments	—	19,720
Net cash provided by financing activities	65,351,172	94,790,405

Net increase in cash and cash equivalents	10,076,012	4,015,065

CASH AND CASH EQUIVALENTS:
Beginning of period	10,754,759	832,815
End of period	$20,830,771	$4,847,880

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,885,266	$2,250,865
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities and convertible note to shareholder	$9,840,494	$8,143,730
Receipt of equity securities and convertible note as repayment of loans	$684,073	$1,490,093

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,352,763	$1,305,796	$1,305,796	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,354,111	1,336,880	1,336,880	12/1/2022
	Antheia, Inc. Subtotal					2,706,874	2,642,676	2,642,676
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,828	846,564	846,564	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		371,418	326,125	326,125	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,238,246	1,172,689	1,172,689
	Quartzy, Inc.		Senior Secured	12.0%		741,785	655,981	655,981	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,113,558	1,083,045	1,083,045	5/1/2024
	Quartzy, Inc. Subtotal					1,855,343	1,739,026	1,739,026
Biotechnology Total		2.7%				$5,800,463	$5,554,391	$5,554,391

Enterprise Networking
	Diamanti, Inc.		Senior Secured	12.3%		$5,443,220	$4,749,719	$4,749,719	5/1/2024
Enterprise Networking Total		2.3%				$5,443,220	$4,749,719	$4,749,719

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,470,087	$2,401,138	$2,401,138	3/1/2023
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,421,316	7,078,812	7,078,812	6/1/2024
Computers & Storage Total		4.6%				$9,891,403	$9,479,950	$9,479,950

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$247,309	$214,562	$214,562	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		196,229	196,229	196,229	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		588,648	551,894	551,894	8/1/2022
	Ainsly, Inc. Subtotal ** ^					1,032,186	962,685	962,685
	Amino Payments, Inc.		Senior Secured	10.8%		471,215	451,775	451,775	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		116,550	114,750	114,750	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		233,020	220,606	220,606	1/1/2023
	Cesium, Inc. Subtotal					349,570	335,356	335,356
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,652,932	4,652,932	9/1/2024
	Lukla, Inc.		Senior Secured	12.5%		451,616	398,278	398,278	12/1/2022
	Lukla, Inc.		Senior Secured	12.5%		247,294	235,866	235,866	6/1/2023
	Lukla, Inc. Subtotal					698,910	634,144	634,144
	Marley Spoon, Inc. ** ^		Senior Secured	12.0%	2.5%	3,708,827	2,896,918	2,896,918	5/1/2023
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	6,243	*
	Merchbar, Inc.		Senior Secured	11.8%		494,495	470,074	470,074	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,944,642	4,766,619	4,766,619	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,472,634	2,433,355	2,433,355	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,417,276	7,199,974	7,199,974
	Nimble Rx, Inc.		Senior Secured	12.0%		1,200,669	1,088,533	1,088,533	2/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,332	1,182,706	1,182,706	11/1/2023
	Nimble Rx, Inc. Subtotal					2,438,001	2,271,239	2,271,239
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,715	305,865	305,865	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		329,794	324,137	324,137	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	OneLocal, Inc. ** ^		Senior Secured	12.3%		317,225	310,259	310,259	3/1/2023
	OneLocal, Inc. Subtotal ** ^					976,734	940,261	940,261
	Osix Corporation		Senior Secured	12.3%		53,220	48,946	48,946	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,372	229,272	229,272	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		246,083	240,243	240,243	6/1/2023
	RenoFi, Inc. Subtotal					493,455	469,515	469,515
	Residently USA, LLC ** ^		Senior Secured	12.0%		960,946	858,678	858,678	2/1/2023
	Serface Care, Inc.		Senior Secured	12.3%		448,031	429,924	108,853	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		149,380	147,064	37,235	2/1/2022
	Serface Care, Inc. Subtotal					597,411	576,988	146,088
	Shadow, PBC		Senior Secured	11.5%		508,638	472,847	472,847	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%		989,889	917,800	917,800	11/1/2023
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,546,662	253,809	*
	Verishop, Inc.		Senior Secured	12.0%		2,471,969	2,353,382	2,353,382	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,472,876	2,433,536	2,433,536	12/1/2023
	Verishop, Inc. Subtotal					4,944,845	4,786,918	4,786,918
Internet Total		14%				$37,501,475	$33,637,720	$28,776,202

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,474,645	$2,368,867	$2,368,867	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,475,557	2,435,889	2,435,889	3/1/2023
	Ablacon, Inc. Subtotal					4,950,202	4,804,756	4,804,756
	Anutra Medical, Inc.		Senior Secured	12.0%		211,096	203,170	203,170	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		416,554	411,789	411,789	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,207	348,323	348,323	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		494,637	466,806	466,806	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		494,843	484,405	484,405	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		347,441	343,273	343,273	7/1/2022
	CytoVale, Inc. Subtotal					2,115,682	2,054,596	2,054,596
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,428	1,818,614	1,818,614	9/1/2023
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	4,928,599	*
	Siren Care, Inc.		Senior Secured	12.5%		989,470	966,818	966,818	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,978,481	1,872,218	1,872,218	10/1/2023
	Siren Care, Inc. Subtotal					2,967,951	2,839,036	2,839,036
	SVN Med, LLC		Senior Secured	15.0%		981,250	731,250	731,250	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		1,974,626	1,481,232	1,481,232	12/1/2023
	SVN Med, LLC Subtotal					2,955,876	2,212,482	2,212,482
Medical Devices Total		9.2%				$25,180,235	$22,726,218	$18,861,253

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%		$494,664	$425,808	$425,808	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%		785,090	769,032	769,032	7/1/2022
	Discover Echo, Inc.		Senior Secured	11.0%		83,793	82,880	82,880	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,183,171	5,676,123	5,676,123	9/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,898	483,847	483,847	1/1/2024
	Grin, Inc.		Senior Secured	12.0%		989,460	938,081	938,081	10/1/2023
	Grin, Inc. Subtotal					1,484,358	1,421,928	1,421,928
	Hello Heart Inc.		Senior Secured	11.0%		1,237,425	1,178,771	1,178,771	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		990,216	975,038	975,038	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		743,011	728,721	728,721	11/1/2023
	Hello Heart Inc. Subtotal					2,970,652	2,882,530	2,882,530
	HumanAPI, Inc.		Senior Secured	11.8%		1,265,881	1,211,197	1,211,197	10/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	HumanAPI, Inc.		Senior Secured	11.8%		466,031	459,694	459,694	1/1/2023
	HumanAPI, Inc. Subtotal					1,731,912	1,670,891	1,670,891
	PeerWell, Inc.		Senior Secured	12.0%		985,000	902,623	902,623	3/1/2024
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	351,477	342,179	342,179	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	106,892	100,397	100,397	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	115,684	115,684	115,684	6/1/2023
	Therapydia, Inc. Subtotal					222,576	216,081	216,081
	Vessel Health, Inc.		Senior Secured	12.0%		618,729	556,130	556,130	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,542	618,541	618,541	3/1/2024
	Vessel Health, Inc. Subtotal					1,237,271	1,174,671	1,174,671
Other Healthcare Total		7.6%				$16,529,964	$15,564,746	$15,564,746

Other Technology
	8E14 Networks		Senior Secured	13.0%		$296,642	$206,287	$206,287	9/1/2023
	Aclima, Inc.		Senior Secured	11.9%		1,393,190	1,262,664	1,262,664	4/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		407,043	385,536	385,536	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		360,496	349,443	349,443	6/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		233,118	229,565	229,565	1/1/2023
	Apollo Flight Research Inc. Subtotal					593,614	579,008	579,008
	ATeam Army, Inc.		Senior Secured	12.0%		1,236,722	1,170,812	1,170,812	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		864,445	828,314	828,314	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		618,140	604,178	604,178	3/1/2023
	Beanfields, PBC Subtotal					1,482,585	1,432,492	1,432,492
	Belong Home, Inc.		Senior Secured	12.0%		2,969,386	2,821,886	2,821,886	3/1/2024
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,887,360	9,138,224	9,138,224	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		848,183	836,366	836,366	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		523,625	500,418	500,418	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,371,808	1,336,784	1,336,784
	BW Industries, Inc.		Senior Secured	11.8%		1,927,106	1,774,592	1,774,592	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,977,866	1,941,611	1,941,611	6/1/2023
	BW Industries, Inc. Subtotal					3,904,972	3,716,203	3,716,203
	Coterie Applications, Inc.		Senior Secured	12.5%		989,360	861,284	861,284	9/1/2023
	DOSH Holdings, Inc.		Senior Secured	—%		700,000	514,745	514,745	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.8%		1,979,211	1,872,159	1,872,159	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,200	485,334	485,334	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,506	473,737	473,737	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,406,218	1,384,510	1,384,510	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,148,315	2,049,275	2,049,275	1/1/2023
	Higher Ground Education, Inc. Subtotal					4,530,239	4,392,856	4,392,856
	Hint, Inc.		Senior Secured	12.0%		4,946,599	4,374,530	4,374,530	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		987,142	948,633	948,633	8/1/2021
	Hint, Inc. Subtotal					5,933,741	5,323,163	5,323,163
	Jiko Group, Inc.		Senior Secured	12.0%		3,433,500	3,264,234	3,264,234	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		244,248	221,292	221,292	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		4,949,476	4,664,032	4,664,032	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,475,110	2,475,110	2,475,110	8/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Lambda School, Inc. Subtotal					7,424,586	7,139,142	7,139,142
	Make School, Inc.		Senior Secured	11.3%		395,563	387,901	387,901	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		328,462	318,920	318,920	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,946,179	4,815,405	4,815,405	12/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,137,865	3,041,980	3,041,980	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,461,036	3,295,585	3,295,585	8/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					11,545,080	11,152,970	11,152,970
	Noteleaf, Inc.		Senior Secured	12.5%		988,793	970,999	970,999	9/1/2023
	Noteleaf, Inc.		Senior Secured	12.5%		1,405,864	1,353,274	1,353,274	4/1/2023
	Noteleaf, Inc. Subtotal					2,394,657	2,324,273	2,324,273
	Opya, Inc.		Senior Secured	12.0%		989,171	953,662	953,662	7/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,966,737	2,745,590	2,745,590	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,978,499	1,978,499	1,978,499	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,471,430	2,370,156	2,370,156	6/1/2023
	Ozy Media, Inc. Subtotal					7,416,666	7,094,245	7,094,245
	Percepto, Inc.		Senior Secured	12.2%		1,970,182	1,873,802	1,873,802	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		494,458	374,182	374,182	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,484,205	1,430,832	1,430,832	4/1/2024
	Pitzi, Ltd. Subtotal ** ^					1,978,663	1,805,014	1,805,014
	Plant Prefab, Inc.		Senior Secured	11.0%		1,101,043	1,059,623	1,059,623	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		745,784	714,316	714,316	2/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,936,113	3,712,608	3,712,608	10/1/2023
	Platform Science, Inc. Subtotal					4,681,897	4,426,924	4,426,924
	Plethora, Inc.		Senior Secured	11.5%		1,007,766	946,202	946,202	7/1/2022
	Reali Inc.		Senior Secured	12.5%		3,957,442	3,751,940	3,751,940	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%		5,694,563	5,432,491	5,432,491	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		459,686	441,690	441,690	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		37,500	18,750	18,750	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		330,031	325,208	325,208	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,828,737	4,270,135	4,270,135	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,007,719	988,316	988,316	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	390,966	390,966	390,966	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	299,105	272,392	272,392	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	486,893	486,893	486,893	7/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	293,530	293,530	293,530	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	197,111	197,111	197,111	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	198,369	198,369	198,369	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	96,756	96,756	96,756	8/1/2024
	Thras.io, Inc. Subtotal					1,962,730	1,936,017	1,936,017
	TIER Mobility GmbH ** ^		Senior Secured	12.0%		8,907,971	8,509,308	8,509,308	4/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		593,655	533,148	533,148	9/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		532,828	520,351	520,351	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		3,708,357	3,639,723	3,639,723	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		1,235,866	1,104,419	1,104,419	6/1/2023
	Veev Group, Inc. Subtotal					5,477,051	5,264,493	5,264,493
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,326,450	2,059,411	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		165,137	162,818	123,010	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	534,613	534,613	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,529,725	3,446,934	3,446,934	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		814,908	786,795	786,795	9/1/2022
Other Technology Total		57%				$124,671,580	$117,797,739	$117,462,682

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Security
	Axonius, Inc.		Senior Secured	12.0%		$215,757	$211,710	$211,710	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		620,689	611,667	611,667	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		989,470	854,181	854,181	12/1/2023
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	211,666	211,666	6/1/2021
Security Total		0.9%				$2,075,846	$1,889,224	$1,889,224

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$747,778	$731,796	$731,796	11/1/2021
Semiconductors & Equipment Total		0.4%				$747,778	$731,796	$731,796

Software
	Alkanza Inc.		Senior Secured			$—	$—	$15,249	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,583	1,416,908	1,416,908	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		741,853	719,126	719,126	9/1/2023
	ArborMetrix, Inc. Subtotal					2,224,436	2,136,034	2,136,034
	BackboneAI Inc.		Senior Secured	12.3%		493,875	481,483	481,483	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		494,701	426,717	426,717	6/1/2023
	BackboneAI Inc. Subtotal					988,576	908,200	908,200
	Blockdaemon, Inc.		Senior Secured	11.3%		98,886	94,647	94,647	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		180,410	175,511	175,511	6/1/2022
	Blockdaemon, Inc. Subtotal					279,296	270,158	270,158
	Canary Technologies Corporation		Senior Secured	11.5%		247,413	232,567	232,567	6/1/2023
	Censia Inc.		Senior Secured	11.0%		843,202	806,966	806,966	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		1,483,555	1,385,097	1,385,097	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%		2,991,033	2,809,529	2,809,529	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		990,289	960,291	960,291	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		346,379	328,734	328,734	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		247,217	242,553	242,553	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,258	242,209	242,209	7/1/2023
	ICX Media, Inc. Subtotal					840,854	813,496	813,496
	Invoice2Go, Inc.		Senior Secured	12.0%		989,469	786,720	786,720	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		753,301	746,066	746,066	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		873,413	863,931	863,931	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		628,305	583,491	583,491	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	952,823	952,823	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		989,796	940,373	940,373	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,839	976,756	976,756	3/1/2023
	Invoice2Go, Inc. Subtotal					6,212,273	5,850,160	5,850,160
	Ipolipo, Inc.		Senior Secured	12.0%		2,078,957	1,919,259	1,588,013	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		480,355	449,953	449,953	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		960,626	946,794	946,794	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,921,006	1,812,644	1,812,644	2/1/2023
	Medable, Inc. Subtotal					2,881,632	2,759,438	2,759,438
	Metawave Corporation		Senior Secured	12.0%		694,779	677,779	677,779	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		314,818	314,818	314,818	3/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		399,039	383,485	383,485	12/1/2021
	Migo Money, Inc. Subtotal ** ^					713,857	698,303	698,303
	OrderGroove, Inc.		Senior Secured	12.0%		2,296,611	2,215,656	2,215,656	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,149,365	1,132,775	1,132,775	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%		1,149,094	1,133,836	1,133,836	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	OrderGroove, Inc. Subtotal					4,595,070	4,482,267	4,482,267
	Owl Cameras, Inc.		Senior Secured	18.0%		667,122	372,242	256,715	*
	Pixlee, Inc.		Senior Secured	12.3%		1,484,683	1,395,189	1,395,189	1/1/2024
	PlushCare, Inc.		Senior Secured	11.8%		690,950	668,561	668,561	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		518,642	510,963	510,963	5/1/2022
	PlushCare, Inc. Subtotal					1,209,592	1,179,524	1,179,524
	Resilio, Inc.		Senior Secured	12.8%		73,795	73,795	73,795	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%		55,927	52,640	52,640	3/1/2021
	Resilio, Inc. Subtotal					129,722	126,435	126,435
	Splitwise, Inc.		Senior Secured	12.3%		451,497	434,538	434,538	12/1/2022
	Swivel, Inc.		Senior Secured	12.0%		180,727	171,418	171,418	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		194,577	194,577	194,577	10/1/2022
	Swivel, Inc. Subtotal					375,304	365,995	365,995
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		217,230	201,452	74,029	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		371,446	371,446	371,446	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		360,507	337,993	337,993	2/1/2023
	Truthset, Inc. Subtotal					731,953	709,439	709,439
	Venuetize, LLC		Senior Secured	12.3%		152,354	142,772	142,772	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		633,230	620,853	620,853	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		588,165	555,576	555,576	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		323,614	312,224	312,224	9/1/2021
	Workspot, Inc. Subtotal					1,545,009	1,488,653	1,488,653
Software Total		16%				$35,510,043	$33,575,736	$33,016,789

Technology Services
	Keyo AI Inc.		Senior Secured	10.0%		$390,674	$379,484	$379,484	8/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.5%		211,176	177,575	177,575	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	247,885	232,863	232,863	7/1/2023
	Klar Holdings Limited Subtotal ** ^					459,061	410,438	410,438
	Leap Services, Inc.		Senior Secured	12.0%		361,486	349,142	349,142	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		422,052	416,027	416,027	10/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		391,980	371,046	371,046	8/1/2022
	Lifit, Inc. Subtotal ** ^					814,032	787,073	787,073
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,483,237	2,337,419	2,044,946	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		210,850	205,190	205,190	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%		1,165,855	1,145,505	1,145,505	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,165,284	1,149,421	1,149,421	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		2,330,105	2,207,545	2,207,545	1/1/2023
	Solugen, Inc. Subtotal					4,661,244	4,502,471	4,502,471
	Thrive Financial, Inc. **		Senior Secured	9.3%		248,027	248,027	248,027	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		843,710	808,301	808,301	10/1/2022
	Thrive Financial, Inc. Subtotal **					1,091,737	1,056,328	1,056,328
	Zanbato, Inc.		Senior Secured	11.0%		3,466,354	3,331,258	3,331,258	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	1,990,481	1,825,844	3/1/2022
Technology Services Total		7.2%				$15,988,277	$15,349,284	$14,892,174

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$101,873	$99,711	$99,711	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		101,802	96,885	96,885	9/1/2022
	AirVine Scientific, Inc. Subtotal					203,675	196,596	196,596

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,430,796	6,126,748	6,126,748	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,216,124	3,158,201	3,158,201	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,216,570	3,155,870	3,155,870	9/1/2023
	Parallel Wireless, Inc. Subtotal					12,863,490	12,440,819	12,440,819
Wireless Total		6.1%				$13,067,165	$12,637,415	$12,637,415
Grand Total		128%				$292,407,449	$273,693,938	$263,616,341

* As of September 30, 2020, loans with a cost basis of $17.8 million and a fair value of $9.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of September 30, 2020, 13.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of September 30, 2020, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

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

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of September 30, 2020
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(1,027,316)	$—	$(1,027,316)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(476,730)	—	(476,730)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(114,267)	—	(114,267)

Total				$77,000,000	$(1,618,313)	$—	$(1,618,313)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2019
				Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(668,876)	$—	$(668,876)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(156,698)	—	(156,698)

Total				$57,000,000	$(825,574)	$—	$(825,574)

(a) The unrealized appreciation/depreciation were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2020 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2019.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2020, the Fund held 20,830,771 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.04%, which represented 10.1% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2019, the Fund held 10,754,759 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 1.6%, which represented 9.4% of the net assets of the Fund.
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

    As of September 30, 2020 and December 31, 2019, the financial statements included nonmarketable investments of $263.6 million and $203.3 million, respectively, (or 91.3% and 93.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
    As of September 30, 2020 and December 31, 2019, loans with a cost basis of $17.8 million and $5.7 million and a fair value of $9.1 million and $5.0 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2020 and December 31, 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

    For the three months ended September 30, 2020, the weighted-average interest rate on the performing and all loans were 21.33% and 20.69%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans was 16.35%, which was inclusive of both cash and non-cash interest income, for the three months ended September 30, 2019. For the three months ended September 30, 2020, the weighted-average interest rate on the cash portion of the interest income for the performing and all loans was 17.24% and 16.76%, respectively. The weighted-average interest rate on the cash portion of the interest income on both the performing and all loans for the three months ended September 30, 2019 was 12.65%.

    For the nine months ended September 30, 2020, the weighted-average interest rate on the performing and all loans were 19.15% and 18.59%, respectively, which was inclusive of both cash and non-cash interest income. The weighted-average rate on both the performing and all loans was 17.47%, which was inclusive of both cash and non-cash interest income, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the weighted-average interest rate on the cash portion of the interest income for the performing and all loans was 15.42% and 14.98%, respectively. The weighted-average interest rate on the cash portion of the interest income on both the performing and all loans for the nine months ended September 30, 2019 was 12.78%.

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

    All loans as of September 30, 2020 and December 31, 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2020 and December 31, 2019, the Fund had unexpired unfunded commitments to borrowers of $61.4 million and $78.0 million, respectively.

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

    Transfers of investments between levels of the fair value hierarchy are recorded on the actual date of the event or change in circumstances that caused the transfer. There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2020 and 2019.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2020 and December 31, 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Biotechnology	$5,554,391	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Computers & Storage	9,479,950	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 15%)

Enterprise Networking	4,749,719	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Internet	28,776,202	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 31%)

Investment Type - Level 3
Debt Investments	Fair Values at September 30, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$402,654 ($12,500 - $653,784) 1%

Medical Devices	18,861,253	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,931* 1%

Other Healthcare	15,564,746	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 24%)

Other Technology	117,462,682	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,806,816 ($18,750 - $5,306,124) 1%

Security	1,889,224	Hypothetical market analysis	Hypothetical market coupon rate	22% (14% - 51%)

Semiconductors & Equipment	731,796	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	33,016,789	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,039,499 ($17,000 - $2,343,019) 1%

Technology Services	14,892,174	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,388,903 ($430,929 - $2,814,508) 1%

Wireless	12,637,415	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Total debt investments	$263,616,341
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$3,490,422	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Investment Type - Level 3
Debt Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges
Computers & Storage	2,370,284	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Enterprise Networking	112,500	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$112,500* 0%

Internet	31,748,524	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$999,905* 3%

Medical Devices	22,328,707	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,529,931* 3%

Other Healthcare	10,465,833	Hypothetical market analysis	Hypothetical market coupon rate	16% (15% - 18%)

Other Technology	70,285,041	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,394,959 ($1,561,170 - $2,844,003) 3%

Security	1,476,848	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,137,034	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	40,214,116	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,715,143 ($517,921 - $2,866,672) 2%

Technology Services	13,574,552	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 30%)

Wireless	6,107,384	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 17%)

Total Debt Investments	$203,311,245
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of September 30, 2020 and December 31, 2019 measured at fair value on a recurring basis:

As of September 30, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$263,616,341	$263,616,341
Cash equivalents	20,830,771	—	—	20,830,771
Total assets	$20,830,771	$—	$263,616,341	$284,447,112

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$78,000,000	$—	$78,000,000
Derivative liability	—	1,618,313	—	1,618,313
Total liabilities	$—	$79,618,313	$—	$79,618,313

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,311,245	$203,311,245
Cash equivalents	10,754,759	—	—	10,754,759
Total assets	$10,754,759	$—	$203,311,245	$214,066,004

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Derivative liability	—	825,574	—	825,574
Total liabilities	$—	$100,825,574	$—	$100,825,574

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2020			For the Nine Months Ended September 30, 2020
	Loans	Stock	Warrants	Loans	Stock	Warrants	Convertible Note
Beginning balance	$259,423,657	$—	$—	$203,311,245	$—	$—	$—
Acquisitions and originations	48,608,333	750,000	2,631,536	145,825,000	750,000	8,914,947	175,547
Principal reductions and accretion of discounts	(41,426,829)	—	—	(76,346,241)	—	—	—
Distributions to shareholder	—	(750,000)	(2,631,536)	—	(750,000)	(8,914,947)	(175,547)
Net change in unrealized gain (loss) from loans	(2,988,820)	—	—	(9,173,663)	—	—	—
Ending balance	$263,616,341	$—	$—	$263,616,341	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$(3,071,860)			$(9,173,663)

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
	Loans	Warrants	Loans	Warrants

Beginning balance	$130,203,718	$—	$79,045,107	$—
Acquisitions and originations	46,025,000	2,930,604	109,925,000	8,143,730
Principal reductions and accretion of discounts	(7,106,405)	—	(19,847,794)	—
Distributions to shareholder	—	(2,930,604)	—	(8,143,730)
Net change in unrealized gain from loans	(1,362,469)	—	(1,362,469)	—
Ending balance	$167,759,844	$—	$167,759,844	$—
Net change in unrealized loss from loans relating to loans still held at period end	$(1,362,469)		$(1,362,469)

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
5.    CAPITAL STOCK
    As of both September 30, 2020 and December 31, 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2020 and December 31, 2019, was $460.0 million. Total contributed capital to the Company as of September 30, 2020 and December 31, 2019 was $264.5 million and $174.8 million, respectively, of which $243.1 million and $148.1 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Cash distributions	$7,000,000	$18,700,000
Distributions of equity securities and convertible notes	9,840,494	8,143,730
Total distributions to shareholder	$16,840,494	$26,843,730

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of September 30, 2020 and December 31, 2019, the Fund’s asset coverage for borrowings was 363% and 213%, respectively.
    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of September 30, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2020 and December 31, 2019, $78.0 million and $100 million, respectively, was outstanding under the facility.
    As of September 30, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1483%
3-Month LIBOR	0.2339%

    Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2020 and December 31, 2019, the remaining unamortized fees and costs of $0.5 million and $0.9 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2020 and December 31, 2019, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of September 30, 2020:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	78,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$78,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date*	All-In Interest Rate(a)
LIBOR Loan	$31,000,000	January 22, 2020*	4.28%
LIBOR Market Index Rate Loan	69,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$100,000,000
*Following the maturity date, Management elected to renew the LIBOR Loan with no material changes in loan terms.
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to March 31, 2019, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.575% as of September 30, 2020, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

Management Fees of $1.8 million and $5.5 million were recognized as expenses for both the three and nine months ended September 30, 2020. Management fees of $1.8 million and $5.5 million were recognized as expenses for the same period in 2019.
8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The Fund entered into an interest rate swap agreement to manage the Fund’s exposure to changes in interest rates on its expected borrowings under its debt facility, as the Fund originates fixed rate loans. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of September 30, 2020, the total notional principal amount was $57.0 million.

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

    The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of September 30, 2020 and December 31, 2019.

	Derivative Liability
Derivative Instruments	September 30, 2020	December 31, 2019
Interest rate swap and floor	$1,504,046	$825,574
Interest rate collar	$114,267	$—

    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Condensed Statements of Operation Caption	2020	2019	2020	2019
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$292,432	$(113,664)	$(678,472)	$(1,014,599)
	Net realized loss from derivative instruments	$(308,139)	$(4,681)	$(648,427)	$(9,595)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$62,146	$—	$(114,268)	$—
	Net realized loss from derivative instruments	$(401)	$—	$(401)	$—
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2020, the Fund has met the BDC and RIC requirements.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2020 and December 31, 2019:

Asset	As of September 30, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$273,693,938	$—	$(10,077,597)	$(10,077,597)
Total	$273,693,938	$—	$(10,077,597)	$(10,077,597)

	As of September 30, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,618,313)	$(1,618,313)
Total	$—	$—	$(1,618,313)	$(1,618,313)

Asset	As of December 31, 2019
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$204,215,179	$—	$(903,934)	$(903,934)
Total	$204,215,179	$—	$(903,934)	$(903,934)

	As of December 31, 2019
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(825,574)	$(825,574)
Total	$—	$—	$(825,574)	$(825,574)
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
    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2020, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2020.
    The Fund anticipates distributing all distributable earnings by the end of the year. As of September 30, 2020, the Fund had $7.1 million in undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
    As of September 30, 2020 and December 31, 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $61.4 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2020 and December 31, 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2020	Expiration Date
8E14 Networks	Other Technology	$900,000	07/31/2021
Antitoxin Technologies Inc.	Other Technology	2,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
Callisto Media, Inc.	Technology Services	3,250,000	12/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
Coterie Applications, Inc.	Other Technology	1,500,000	03/31/2021
Diamanti, Inc.	Enterprise Networking	500,000	10/05/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
PeerWell, Inc.	Other Healthcare	500,000	07/30/2021
Pitzi, Ltd.	Other Healthcare	1,000,000	11/30/2020
Pixlee, Inc.	Software	2,500,000	06/30/2021
Popily, Inc.	Security	1,500,000	12/31/2020
Quartzy, Inc.	Biotechnology	1,125,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Sonatus, Inc.	Software	2,000,000	03/31/2021
Starface World, Inc.	Internet	500,000	01/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
TomoCredit, Inc.	Other Technology	400,000	11/30/2020
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
Total		$61,375,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2020 and 2019.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

Total return**	5.23%	2.00%	9.92%	6.56%

Per share amounts:
Net asset value, beginning of period	$1,467.22	$758.94	$1,138.32	$740.89
Net investment income	105.99	30.38	246.20	69.62
Net realized and change in unrealized loss from loans and derivative instruments	(29.43)	(14.80)	(106.16)	(23.86)
Net increase in net assets resulting from operations	76.56	15.58	140.04	45.76
Distributions to shareholder	(103.82)	(56.31)	(168.40)	(268.44)
Contributions from shareholder	620.00	145.00	950.00	345.00

Net asset value, end of period	$2,059.96	$863.21	$2,059.96	$863.21
Net assets, end of period	$205,996,291	$86,320,710	$205,996,291	$86,320,710

Ratios to average net assets:
Expenses*	8.38%	15.69%	9.08%	16.08%
Net investment income*	28.23%	15.46%	24.06%	12.91%
Portfolio turn-over rate	—%	—%	—%	0.62%
Average debt outstanding	$115,500,000	$74,675,000	$106,850,000	$52,070,000

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

While the COVID-19 pandemic did not materially affect the Fund’s business and results of operations through the third fiscal quarter ended September 30, 2020, these are not necessarily indicative of the results to be expected for the full fiscal year. The slowdown of the global and local economies has continued to have an impact on a number of the Fund's borrowers’ businesses and operations, causing an increase in debt investments that are moved from performing to non-performing status. In addition, the continued market volatility factored into the Fund’s loan valuation adjustments for the current period. Valuation of the Fund’s debt investments resulted in unrealized loss from loans in the third fiscal quarter ended September 30, 2020.

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
Management is also monitoring the Fund's continued access to capital resources through periodic communications with the bank syndicate and the Company’s members. As of September 30, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2020 and 2019
    Total investment income for the three months ended September 30, 2020 and 2019 was $13.7 million and $6.1 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $255.8 million and $149.0 million for the three months ended September 30, 2020 and 2019, respectively. The average outstanding balance of all loans calculated using the month-end balances was $265.7 million and $149.0 million for the three months ended September 30, 2020 and 2019. The weighted-average interest rate on the performing loans for the same periods was 21.33% and 16.35%, respectively. The weighted-average interest rate on all loans for the same period was 20.69% and 16.35%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
    Total investment income for the nine months ended September 30, 2020 and 2019 was $33.9 million and $15.6 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $231.6 million and $118.0 million for the nine months ended September 30, 2020 and 2019, respectively. The average outstanding balance of all loans calculated using the month-end balances was $239.6 million and $118.0 million for the nine months ended September 30, 2020 and 2019. The weighted-average interest rate on the performing loans for the same periods was 19.15% and 17.47%, respectively. The weighted-average interest rate on all loans for the same period was 18.59% and 17.47%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

    Management fees for both the three months ended September 30, 2020 and 2019 was $1.8 million. Management fees for both the nine months ended September 30, 2020 and 2019 was $5.5 million. Management fees decreased from 1.600% as of September 30, 2019 to 1.575% of the company's committed equity capital, respectively.

    Interest expense was $1.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $3.3 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The increase in interest expense is primarily due to higher debt outstanding balance, offset by lower interest rates. The average debt outstanding for the three and nine months ended September 30, 2020 was $115.5 million and $106.9 million, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2020 was 3.89% and 4.09%, respectively. The average debt outstanding for the three and nine months ended September 30, 2019 was $74.7 million and $52.1 million, respectively. The weighted-average interest rate for the three and nine months ended September 30, 2019 was 6.20% and 7.09%, respectively.

    Banking and professional fees were $0.2 million and less than $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Banking and professional fees were $0.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

    Other operating expenses were both $0.1 million for the three months ended September 30, 2020 and 2019. Other operating expenses was $0.1 million for both the nine months ended September 30, 2020 and 2019. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

    Net investment income for the three months ended September 30, 2020 and 2019 was $10.6 million and $3.0 million, respectively. Net investment income for the nine months ended September 30, 2020 and 2019 was $24.6 million and $7.0 million, respectively.

    Net realized loss from derivative instruments was $0.3 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. Net realized loss from derivative instruments was less than $0.1 million for the three and nine months ended September 30, 2019. The primary reason for the loss was interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate.

    Net change in unrealized loss from loans was $3.0 million and $9.2 million for the three and nine months ended September 30, 2020, respectively. The net change in unrealized loss from loans was $1.4 million for both the three and nine months ended September 30, 2019, respectively. The net change in unrealized gain from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain (loss) from derivative instruments was $0.4 million and $(0.8) million for the three and nine months ended September 30, 2020, respectively. Net change in unrealized loss from derivative instruments was $0.1 million and $1.0 million for the three and nine months ended September 30, 2019. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

    Net increase in net assets resulting from operations for the three months ended September 30, 2020 and 2019 was $7.7 million and $1.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2020 and 2019 was $76.56 and $15.58, respectively.

    Net increase in net assets resulting from operations for the nine months ended September 30, 2020 and 2019 was $14.0 million and $4.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2020 and 2019 was $140.04 and $45.76, respectively.

Liquidity and Capital Resources – September 30, 2020 and December 31, 2019

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $243.1 million and $148.1 million as of September 30, 2020 and December 31, 2019, respectively. As of both September 30, 2020 and December 31, 2019, the Company had subscriptions for capital in the amount of $460.0 million, of which $264.5 million and $174.8 million had been called and received, respectively. As of September 30, 2020, $195.5 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $20.9 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the nine months ended September 30, 2020 and 2019 was as follows:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net cash used in operating activities	$(55,275,160)	$(90,775,340)
Net cash provided by financing activities	65,351,172	94,790,405
Net increase in cash and cash equivalents	$10,076,012	$4,015,065

    As of September 30, 2020 and December 31, 2019, 10.1% and 9.4%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2020, $78.0 million was outstanding under the facility.

     For the nine months ended September 30, 2020 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $145.8 million for the nine months ended September 30, 2020. Net loan amounts outstanding after amortization and valuation adjustments increased by $60.3 million for the same period. Unexpired unfunded commitments totaled $61.4 million as of September 30, 2020.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2020	$393.6 million	$130.0 million	$263.6 million	$61.4 million
December 31, 2019	$247.8 million	$44.5 million	$203.3 million	$78.0 million

    The following tables show the unexpired unfunded commitments by portfolio company as of September 30, 2020 and December 31, 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2020	Expiration Date
8E14 Networks	Other Technology	$900,000	07/31/2021
Antitoxin Technologies Inc.	Other Technology	2,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Benson Hill Bio, Inc.	Other Technology	7,500,000	12/01/2020
Callisto Media, Inc.	Technology Services	3,250,000	12/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
Coterie Applications, Inc.	Other Technology	1,500,000	03/31/2021
Diamanti, Inc.	Enterprise Networking	500,000	10/05/2020
eXo Imaging, Inc.	Medical Devices	4,000,000	11/30/2020
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2020	Expiration Date
Lukla, Inc.	Internet	500,000	01/31/2021
PeerWell, Inc.	Other Healthcare	500,000	07/30/2021
Pitzi, Ltd.	Other Healthcare	1,000,000	11/30/2020
Pixlee, Inc.	Software	2,500,000	06/30/2021
Popily, Inc.	Security	1,500,000	12/31/2020
Quartzy, Inc.	Biotechnology	1,125,000	10/15/2020
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Sonatus, Inc.	Software	2,000,000	03/31/2021
Starface World, Inc.	Internet	500,000	01/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
TomoCredit, Inc.	Other Technology	400,000	11/30/2020
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
Total		$61,375,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

    As of September 30, 2020, the Fund had cash reserves of $20.8 million and approximately $103.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $195.5 million and recallable capital of $20.9 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2020, the Fund’s asset coverage ratio was 363%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2020, the outstanding debt balance was $78.0 million at a floating interest rate of 0.15%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor, and a ceiling of 1.150% on $20.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Income	Increase (Decrease) in Total Income
(0.50)%	$(104,154)	$(285,000)	$(100,000)	$117,000	$(372,154)
1%	$208,308	$570,000	$—	$(780,000)	$(1,692)
2%	$416,615	$1,140,000	$200,000	$(1,560,000)	$196,615
3%	$624,923	$1,710,000	$400,000	$(2,340,000)	$394,923
4%	$833,231	$2,280,000	$600,000	$(3,120,000)	$593,231
5%	$1,041,539	$2,850,000	$800,000	$(3,900,000)	$791,539

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

    Public Health Crises and Coronavirus Risk.  Public health crises, such as the recent outbreak of the novel strain of coronavirus (“COVID-19”), may have direct and indirect adverse impact on the Fund’s portfolio companies’ business operations and results of operations.  Several countries and individual U.S. states have reacted to this rapidly evolving COVID-19 outbreak by instituting quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Starting mid-to-late April 2020, many countries and states started to ease restrictions on businesses and social activity. However, spikes in COVID-19 cases in some countries and states may hinder re-opening plans and delay economic recovery locally and globally.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2020	Date:	November 13, 2020