Form 10-K
period 2020-12-31
Venture Lending & Leasing IX, Inc.
filed 2021-03-15
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2021, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 19, 2021	III

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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2020, the percentage of non-qualifying investments in the Fund was 11.0%.
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
If the Fund meets the initial requirements of a RIC, the Fund shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments unless the discrepancy exists immediately after the acquisition of any security and is wholly or partly the result of such acquisition. This is called the “fluctuation in value” exception. This exception also applies if distributions of cash cause the RIC to be out of compliance with either the 25% or 5%/50% tests.
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
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

•Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.
•Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.
•Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

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
•The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.
•The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.
•The company’s business plan contemplates sales of at least $25.0 million within five years.
•The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

        Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2028.
•Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.
•The loan is secured by all or substantially all of the borrower’s assets.

    Equity Venture Capital Support Guidelines.

•The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2020, the Fund made Special Situation Financings of about 1.2% of total commitments.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Chairman, and Director	76	Chairman, Chief Executive Officer, Director, and other positions for Westech Investment Advisors since 1994.
Maurice C. Werdegar, Chief Executive Officer	56	Chief Executive Officer, Chief Operating Officer, Director and other positions for Westech Investment Advisors since 2001.
David R. Wanek, President	47	President and other positions for Westech Investment Advisors since 2001.
Jay L. Cohan, Vice President, Assistant Secretary	55	Vice President, Assistant Secretary and other positions for Westech Investment Advisors since 1999.
Judy N. Bornstein, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	56	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2019. From 2017 to 2019, she served as the Chief Financial Officer of Generate Capital. Prior to joining Generate Capital, she spent 11 years as Managing Director, CFO, and Chief Compliance Officer of American Infrastructure Funds.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $200.0 million and the outstanding balance under the facility as of December 31, 2020 was $140.0 million.
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

The UK formally left the EU on January 31, 2020 and, pursuant to the terms of the withdrawal agreement, remained in a “transition period” through December 31, 2020 to allow the parties time to negotiate and implement new agreements on trade and other areas of cooperation.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement is subject to formal approval by the EU Parliament and the Council of the EU, but was provisionally applied on January 1, 2021, following the end of the transition period. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. For example, the Agreement does not cover matters relating to the equivalence of financial services regulation or the adequacy of U.K. data protection rules. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

Accordingly, there remains significant uncertainty regarding the ultimate effects of Brexit and the long-term nature of the political and economic relationship between the UK and the EU. Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

    Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017 and 2018, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus ("COVID-19"). In response to the COVID-19 pandemic, several countries and individual U.S. states instituted quarantines, shelter-in-place orders, travel restrictions, bans on public gathering, and closures of a wide range of businesses beginning March 2020. These measures have had an adverse impact on the global economy and contributed to significant volatility in the financial markets. Although some restrictions have been lifted starting mid-to-late April 2020, many countries and states started to experience a spike in COVID-19 cases resulting in re-implementation of shelter-in-place and quarantine orders. Vaccines have been approved for deployment by various government health agencies, and the first wave of vaccinations have started in late 2020. Until the vaccine is widely distributed and majority of the population is inoculated, countries and individual U.S. states may continue with aforementioned restrictions which will further postpone re-opening plans and delay economic recovery both locally and globally.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

    LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-

term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority announced its intention to phase out the use of LIBOR by the end of 2021. There is thus uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.
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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2020, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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
CONFLICTS OF INTEREST

    Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the

Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. In August 2019, the Manager exercised, and the Board of Directors ratified, its discretion to extend Fund VIII's investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII's investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
The number of holders of record of the Fund’s common stock at March 15, 2021 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2020, the Fund had distributed $87.2 million to date to its sole shareholder, of which $51.7 million were in cash.

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

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	For the Period Ended December 31, 2017*
Statements of Operations Data:
Investment income:
Interest on loans	$45,711,386	$23,613,264	$4,292,189	$—
Other interest and other income	514,174	195,483	152,248	—
Total investment income	46,225,560	23,808,747	4,444,437	—
Expenses:
Management fees	7,302,500	7,302,500	4,833,308	—
Organizational costs	—	—	27,654	184,165
Interest expense	4,233,746	3,995,300	72,360	—
Banking and professional fees	600,593	460,935	360,208	—
Other operating expenses	175,284	178,282	115,034	—
Total expenses	12,312,123	11,937,017	5,408,564	184,165
Net investment income (loss)	33,913,437	11,871,730	(964,127)	(184,165)

Net realized loss from loans	(27,819)	(2,393,159)	—	—
Net realized loss from derivative instruments	(960,747)	(73,774)	—	—
Net change in unrealized loss from loans	(11,584,945)	(903,934)	—	—
Net change in unrealized loss from derivative instruments	(428,640)	(825,574)	—	—
Net realized and change in unrealized loss from loans and derivative instruments	$(13,002,151)	$(4,196,441)	$—	$—

Net increase (decrease) in net assets resulting from operations	$20,911,286	$7,675,289	$(964,127)	$(184,165)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$209.11	$76.75	$(9.64)	$(1.84)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

	As of December 31,
	2020	2019	2018	2017*
Statements of Assets and Liabilities Data:
Loans	$310,522,149	$203,311,245	$79,045,107	$—
Net assets	$183,326,835	$113,832,373	$74,088,727	$(159,165)
*From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.

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

SEC Disclosure Updates

In April 2020, the SEC issued Final Rule No. 33-10771, “Securities Offering Reform for Closed-End Investment Companies.” This final rule would modify the registration, communications, and offering processes for business development companies (“BDCs”). One of the amendments included in the final rule removed the exclusion of BDCs from the Inline XBRL financial tagging requirement. This final rule is effective August 1, 2020. Each amendment within the final rule has specific compliance dates; the amendment to remove the exclusion of BDCs from the Inline XBRL financial tagging requirement has a compliance date for the interim period starting August 22, 2022. The Fund intends to adopt the aforementioned amendment in the final rule for the fiscal quarter end September 30, 2022. The Fund does not believe that the amendments will have a material impact on its financial statements and disclosures.
In November 2020, the SEC issued Final Rule No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.” The final rule’s amendments aim to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the final rule eliminates the requirement for Selected Financial Data, streamlines the requirement to disclose Supplementary Financial Information, and amends Management’s Discussion & Analysis of Financial Conditions and Results of Operations. These amendments are intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for participants. The final rule is effective February 10, 2021. The Fund intends to adopt these amendments for the first fiscal year ending December 31, 2021.

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The COVID-19 pandemic did not have a direct material effect on the Fund’s business and results of operations through the year ended December 31, 2020. The slowdown of the global and local economies has had an impact on a number of the Fund’s portfolio companies’ businesses and operations, causing an increase in debt investments that moved from performing to non-performing status for fiscal year ended December 31, 2020 compared to the prior year. In addition, the continued market volatility factored into the Fund’s loan valuation adjustments. Valuation of the Fund’s debt investments contributed to increased unrealized losses from loans for the fiscal year ended December 31, 2020 compared to the same period in 2019.

Given the uncertainty of the COVID-19 situation, the full extent of the long-term economic impact on the Fund’s business operations, result of operations, and access to liquidity and capital resources is unpredictable at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

The Fund is continuing to maintain close communications with its debt portfolio companies to proactively assess and manage potential risks. Management has increased oversight analysis of credits across the Fund's debt investment portfolio in an attempt to manage the potential credit risk and improve loan performance. As part of its risk management strategy, Management is tracking mitigating factors and their effectiveness in improving credit performance. For example, Management is taking into consideration the borrowers’ participation to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP was created as a part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which aids small businesses to maintain their payroll, hire back employees who may have been laid off, and cover applicable overhead expenses.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. As of December 31, 2020, there are no indications that the bank syndicate will fail to renew the Fund’s debt facility or that any of the Company’s members will be unable to meet their capital obligations to the Company.

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

Results of Operations – For the Years Ended December 31, 2020 and 2019
    For the most recent discussion on the results of operations for the period ending December 31, 2018, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 16, 2020.
    Total investment income for the years ended December 31, 2020, and 2019 was $46.2 million and $23.8 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. Increase in interest income on venture loans outstanding is a reflection of the increased volume of loans originated, average outstanding balance of the loans, and weighted-average interest rate on the loans. The average outstanding balance of performing loans calculated on a monthly basis was $244.6 million and $135.5 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the average outstanding balance of all loans calculated on a monthly basis was $252.9 million and $135.9 million, respectively. The weighted-average interest rate on performing loans was 18.62% and 17.42% for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the weighted-average interest rate on all loans was 18.07% and 17.37%, respectively. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

    Expenses for the years ended December 31, 2020 and 2019 was $12.3 million and $11.9 million, respectively.
    Management fees for both the years ended December 31, 2020 and 2019 were $7.3 million. For the period from January 1, 2019 through June 30, 2019, management fees were calculated at 1.575% of the Company's committed capital. For the period from July 1, 2019 through December 31, 2019, management fees were calculated at 1.600% of the Company's committed capital. Management fees were calculated at 1.600% of the Company's committed capital from January 1, 2020 through June 30, 2020. For the period from July 1, 2020 through December 31, 2020, management fees were calculated at 1.575% of the Company's committed capital.
    Interest expense for the years ended December 31, 2020 and 2019 was $4.2 million and $4.0 million, respectively. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. The increase in interest expense is primarily due to higher interest expense related to debt amounts drawn down. The average debt outstanding for the years ended December 31, 2020 and 2019 was $109.3 million and $61.2 million, respectively. The increase in interest expense resulting from an increase in average debt outstanding was slightly offset by a lower average interest rate compared to prior year. For the years ended December 31, 2020 and 2019, the average interest rate on debt outstanding was 3.87% and 6.53%, respectively. The Fund borrowed from the debt facility to fund growth in its loan investments.
    Banking and professional fees for the years ended December 31, 2020 and 2019 were $0.6 million and $0.5 million, respectively. Banking and professional fees were comprised of legal, audit, banking and other professional fees. The increase was primarily due to higher legal fees.
    Other operating expenses for both the years ended December 31, 2020 and 2019 were $0.2 million. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

    Net investment income for the years ended December 31, 2020 and 2019 was $33.9 million and $11.9 million, respectively.

    Net realized loss from loans for the years ended December 31, 2020 and 2019 was less than $0.1 million and $2.4 million, respectively. This is due to losses incurred on written-off loans, which is slightly offset by partial recovery received.

    Net realized loss from derivative instruments for the years ended December 31, 2020 and 2019 was $1.0 million and $0.1 million, respectively. This is due to interest paid by the Fund on the interest rate swap and floor agreements when the fixed rate interest of the swap and floor was higher than the floating rate.

    Net change in unrealized loss from loans for the years ended December 31, 2020 and 2019 was $11.6 million and $0.9 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans written off.

    Net change in unrealized loss from derivative instruments for the years ended December 31, 2020 and 2019 was $0.4 million and $0.8 million, respectively. The net change in unrealized gain or loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes. The decrease in unrealized loss from derivative instruments was primarily due to the low interest rate environment as well as the realized portion paid for the year ended December 31, 2020 compared to the same period in 2019.
    Net increase in net assets resulting from operations for the years ended December 31, 2020 and 2019 was $20.9 million and $7.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the same periods was $209.11 and $76.75, respectively.
Liquidity and Capital Resources -- December 31, 2020 and 2019
For the most recent discussion on the liquidity and capital resources for the period ending December 31, 2018, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 16, 2020.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $243.1 million and $148.1 million as of December 31, 2020 and 2019, respectively. As of both December 31, 2020 and 2019, the Company had subscriptions for capital in the amount of $460.0 million, of which $264.5 million and $174.8 million had been called and received, as of December 31, 2020 and 2019, respectively. As of December 31, 2020, $195.5 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $39.7 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.
The change in cash held by the Fund for the years ended December 31, 2020 and 2019 was as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net cash used in operating activities	$(101,496,769)	$(128,689,142)
Net cash provided by financing activities	103,239,253	138,611,086
Net increase in cash and cash equivalents	$1,742,484	$9,921,944
As of December 31, 2020 and 2019, 6.8% and 9.4%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan, or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments. As of December 31, 2020, $140.0 million was outstanding under the facility.

     For the year ended December 31, 2020 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $215.6 million and $160.7 million for the years ended December 31, 2020 and 2019, respectively. Net loan amounts outstanding after amortization and valuation adjustments increased by $107.2 million and $124.3 million for the years ended December 31, 2020 and 2019, respectively. Unexpired unfunded commitments totaled $83.2 million and $78.0 million as of December 31, 2020 and 2019, respectively.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2020	$463.4 million	$152.9 million	$310.5 million	$83.2 million
December 31, 2019	$247.8 million	$44.5 million	$203.3 million	$78.0 million
The following tables show the unexpired unfunded commitments by portfolio company as of December 31, 2020 and 2019.

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000

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

    As of December 31, 2020, the Fund had cash balance of $12.5 million and approximately $126.4 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $195.5 million and recallable capital of $39.7 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2020, the Fund's asset coverage ratio was 231%.
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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2020, the outstanding debt balance was $140.0 million at a weighted-average floating interest rate of 0.14%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor, and a ceiling of 1.150% on $20.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2020. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

    Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Income	Increase (Decrease) in Total Income
(0.50)%	$(62,486)	$(285,000)	$(100,000)	$201,432	$(246,054)
1%	$124,972	$570,000	$(1,224)	$(1,400,000)	$(706,252)
2%	$249,945	$1,140,000	$198,776	$(2,800,000)	$(1,211,279)
3%	$374,917	$1,710,000	$398,776	$(4,200,000)	$(1,716,307)
4%	$499,890	$2,280,000	$598,776	$(5,600,000)	$(2,221,334)
5%	$624,862	$2,850,000	$798,776	$(7,000,000)	$(2,726,362)
    Additionally, a change in the interest rate may affect the value of the derivative instruments and affect net change in unrealized gain or loss from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the value of the derivative instruments while any rate decreases will decrease the value.

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
December 31, 2020 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment Income:
Interest on loans	$10,346,918	$9,308,799	$13,742,951	$12,312,718
Other interest and other income	500,696	11,308	1,599	571
Total investment income	10,847,614	9,320,107	13,744,550	12,313,289
Expenses:
Management fees	1,840,000	1,840,000	1,811,250	1,811,250
Interest expense	1,229,785	921,686	1,122,167	960,108
Banking and professional fees	65,016	191,921	156,344	187,312
Other operating expenses	32,259	26,329	55,873	60,823
Total expenses	3,167,060	2,979,936	3,145,634	3,019,493
Net investment income	7,680,554	6,340,171	10,598,916	9,293,796

Net realized loss from loans	—	—	—	(27,819)
Net realized loss from derivative instruments	(86,059)	(254,229)	(308,540)	(311,919)
Net change in unrealized gain (loss) from loans	(6,431,712)	246,869	(2,988,820)	(2,411,282)
Net change in unrealized gain (loss) from derivative instruments	(1,130,595)	(16,721)	354,578	364,098
Net realized and change in unrealized loss from loans and derivative instruments	(7,648,366)	(24,081)	(2,942,782)	(2,386,922)
Net increase in net assets resulting from operations	$32,188	$6,316,090	$7,656,134	$6,906,874

Amounts per common share:
Net increase in net assets resulting from operations per share	$0.32	$63.16	$76.56	$69.07
Weighted average shares outstanding	100,000	100,000	100,000	100,000

(Intentionally left blank.)

December 31, 2019 (Unaudited):

	Quarterly Information for the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income:
Interest on loans	$3,964,607	$5,405,804	$6,089,248	$8,153,605
Other interest and other income	51,238	93,128	32,770	18,347
Total investment income	4,015,845	5,498,932	6,122,018	8,171,952
Expenses:
Management fees	1,811,250	1,811,250	1,840,000	1,840,000
Interest expense	716,565	895,339	1,156,808	1,226,588
Banking and professional fees	175,591	116,612	26,855	141,877
Other operating expenses	33,966	30,210	59,975	54,131
Total expenses	2,737,372	2,853,411	3,083,638	3,262,596
Net investment income	1,278,473	2,645,521	3,038,380	4,909,356

Net realized loss from loans	—	—	—	(2,393,159)
Net realized loss from derivative instruments	(919)	(3,995)	(4,681)	(64,179)
Net change in unrealized gain (loss) from loans	(12,314)	12,314	(1,362,469)	458,535
Net change in unrealized gain (loss) from derivative instruments	(303,362)	(597,571)	(113,664)	189,023
Net realized and change in unrealized loss from loans and derivative instruments	(316,595)	(589,252)	(1,480,814)	(1,809,780)
Net increase in net assets resulting from operations	$961,878	$2,056,269	$1,557,566	$3,099,576

Amounts per common share:
Net increase in net assets resulting from operations per share	$9.62	$20.56	$15.58	$31.00
Weighted average shares outstanding	100,000	100,000	100,000	100,000

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
Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
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
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 19, 2021 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2020 and 2019
Statements of Operations for the years ended December 31, 2020, 2019 and 2018
Statements of Changes in Net Assets for the years ended December 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Schedules of Investments as of December 31, 2020 and 2019
Schedules of Derivative Instruments as of December 31, 2020 and 2019
Notes to Financial Statements
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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/Maurice C. Werdegar		By:	/S/Judy N. Bornstein
	Maurice C. Werdegar			Judy N. Bornstein
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2021		Date:	March 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	CEO & Director	March 15, 2021
Maurice C. Werdegar

By:	/S/ Ronald W. Swenson	Chairman & Director	March 15, 2021
Ronald W. Swenson

By:	/S/ Robert Hutter	Director	March 15, 2021
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 15, 2021
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 15, 2021
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, the financial highlights (presented in Note 11) for each of the three years in the period ended December 31, 2020 and the period from June 28, 2017 (inception) to December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the financial highlights for each of the three years in the period ended December 31, 2020 and the period from June 28, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2020 and 2019, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Fund has nonmarketable investments in loans of $310.5 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of potential credit deterioration subsequent to the initial funding date. The valuation of these loans has an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the possibility to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

We identified the completeness of loans exhibiting indicators of potential credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:
a.We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.
b.With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.
c.We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2021

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
ASSETS:
Loans, at estimated fair value
(cost of $323,011,028 and $204,215,179)	$310,522,149	$203,311,245
Cash and cash equivalents	12,497,243	10,754,759
Dividend and interest receivables	3,856,598	2,701,713
Other assets	685,806	939,716
Total assets	327,561,796	217,707,433

LIABILITIES:
Borrowings under debt facility	140,000,000	100,000,000
Accrued management fees	1,811,250	1,840,000
Derivative liability	1,254,214	825,574
Accounts payable and other accrued liabilities	1,169,497	1,209,486
Total liabilities	144,234,961	103,875,060

NET ASSETS:	$183,326,835	$113,832,373

Analysis of Net Assets:

Capital paid in on shares of capital stock	$243,125,000	$148,125,000
Total distributable losses	(59,798,165)	(34,292,627)
Net assets (equivalent to $1,833.27 and $1,138.32 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$183,326,835	$113,832,373

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$83,200,000	$77,950,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
INVESTMENT INCOME:
Interest on loans	$45,711,386	$23,613,264	$4,292,189
Other interest and other income	514,174	195,483	152,248
Total investment income	46,225,560	23,808,747	4,444,437

EXPENSES:
Management fees	7,302,500	7,302,500	4,833,308
Organizational costs	—	—	27,654
Interest expense	4,233,746	3,995,300	72,360
Banking and professional fees	600,593	460,935	360,208
Other operating expenses	175,284	178,282	115,034
Total expenses	12,312,123	11,937,017	5,408,564
Net investment income	33,913,437	11,871,730	(964,127)

Net realized loss from loans	(27,819)	(2,393,159)	—
Net realized loss from derivative instruments	(960,747)	(73,774)	—
Net change in unrealized loss from loans	(11,584,945)	(903,934)	—
Net change in unrealized loss from derivative instruments	(428,640)	(825,574)	—
Net realized and change in unrealized loss from loans and derivative instruments	(13,002,151)	(4,196,441)	—
Net increase (decrease) in net assets resulting from operations	$20,911,286	$7,675,289	$(964,127)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$209.11	$76.75	$(9.64)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2020, 2019 and 2018

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31 2017	100,000	$100	$24,900	$(184,165)	$(159,165)
Net decrease in net assets resulting from operations	—	—	—	(964,127)	(964,127)
Distributions to shareholder	—	—	—	(7,287,981)	(7,287,981)
Contributions from shareholder	—	—	82,500,000	—	82,500,000
Balance at December 31, 2018	100,000	$100	$82,524,900	$(8,436,273)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	7,675,289	7,675,289
Distributions to shareholder	—	—	—	(33,531,643)	(33,531,643)
Contributions from shareholder	—	—	65,600,000	—	65,600,000
Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	20,911,286	20,911,286
Distributions to shareholder	—	—	—	(46,416,824)	(46,416,824)
Contributions from shareholder	—	—	95,000,000	—	95,000,000
Balance at December 31, 2020	100,000	$100	$243,124,900	$(59,798,165)	$183,326,835

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019 (a)	December 31, 2018 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$20,911,286	$7,675,289	$(964,127)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	27,819	2,393,159	—
Net realized loss from derivative instruments	960,747	73,774	—
Net change in unrealized loss from loans	11,584,945	903,934	—
Net change in unrealized loss from derivative instruments	428,640	825,574	—
Amortization of deferred costs related to borrowing facility	428,638	427,523	35,268
Net increase in dividend and interest receivables	(1,154,885)	(1,716,693)	(985,020)
Net increase in other assets	(174,729)	(35,733)	(46,708)
Net (increase) decrease in accounts payable, other accrued liabilities, accrued management fees and due to manager	(68,739)	958,905	1,906,416
Origination of loans	(215,650,000)	(160,675,000)	(87,100,000)
Principal payments on loans	86,525,652	25,486,854	6,944,889
Accretion of discount on loans	9,307,112	6,048,921	1,110,004
Acquisition of equity securities	(14,623,255)	(11,055,649)	(7,287,981)
Net cash used in operating activities	(101,496,769)	(128,689,142)	(86,387,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(30,800,000)	(20,900,000)	—
Contributions from shareholder	95,000,000	65,600,000	82,500,000
Borrowings under debt facility	137,500,000	119,200,000	6,000,000
Repayments of borrowings under debt facility	(97,500,000)	(25,200,000)	—
Payments made for interest rate swap	(960,747)	(96,231)	—
Payments received from interest rate swap	—	22,458	—
Payments of bank facility fees and costs	—	(15,141)	(1,304,926)
Net cash provided by financing activities	103,239,253	138,611,086	87,195,074
Net increase in cash and cash equivalents	1,742,484	9,921,944	807,815

CASH AND CASH EQUIVALENTS:
Beginning of year	10,754,759	832,815	25,000
End of year	$12,497,243	$10,754,759	$832,815

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$3,648,316	$3,304,431	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$15,616,824	$12,631,643	$7,287,981
Receipt of equity securities as repayment of loans	$993,568	$1,575,994	$—
(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,219,076	$1,181,003	$1,181,003	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,220,291	1,206,345	1,206,345	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,662	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,262	1,160,863	1,160,863
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		3.5%				$6,604,973	$6,365,901	$6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,256,808	$2,199,490	$2,199,490	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		7,918,698	7,426,948	7,426,948	3/1/2024
	Canary Connect, Inc. Subtotal					10,175,506	9,626,438	9,626,438
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		9.1%				$17,594,438	$16,731,094	$16,731,094

Enterprise Networking
	Diamanti, Inc.		Senior Secured	12.3%		$5,441,469	$4,811,921	$4,811,921	5/1/2024
	Diamanti, Inc.		Senior Secured	12.3%		494,824	467,988	467,988	7/1/2024
	Diamanti, Inc. Subtotal					5,936,293	5,279,909	5,279,909
Enterprise Networking Total		2.9%				$5,936,293	$5,279,909	$5,279,909

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$519,587	$490,896	$490,896	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,340	217,309	217,309	9/1/2023
	Ainsly, Inc. Subtotal ** ^					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		471,215	449,064	380,130	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,674,880	4,674,880	9/1/2024
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,867	363,867	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,289	601,289
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,039	4,784,039	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,483	7,220,483
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. Subtotal ** ^					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,350	40,350	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		989,893	945,226	945,226	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc. Subtotal					1,484,612	1,419,334	1,419,334
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC Subtotal ** ^					1,244,899	1,160,139	1,160,139
	RetailerX, Inc.		Senior Secured	12.0%		989,881	927,856	927,856	5/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%		494,938	481,875	481,875	1/1/2024
	Starface World, Inc.		Senior Secured	12.0%		989,583	925,385	925,385	11/1/2023
	Starface World, Inc. Subtotal					1,484,521	1,407,260	1,407,260
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,548,360	635,170	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		15.5%				$36,468,248	$33,083,568	$28,421,725

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,256,537	$2,168,756	$2,168,756	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,264	4,393,264
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		1,978,667	1,856,409	1,856,409	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					3,940,742	3,768,165	3,768,165
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*
	Siren Care, Inc.		Senior Secured	12.5%		1,977,800	1,883,794	1,883,794	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		989,137	969,133	969,133	10/1/2023
	Siren Care, Inc. Subtotal					2,966,937	2,852,927	2,852,927
	SVN Med, LLC		Senior Secured	15.0%		1,973,663	1,525,305	1,525,305	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		987,065	756,382	756,382	12/1/2023
	SVN Med, LLC Subtotal					2,960,728	2,281,687	2,281,687
Medical Devices Total		11.2%				$28,524,117	$26,040,137	$20,522,036

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%		$466,116	$408,000	$408,000	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%		775,417	762,534	762,534	7/1/2022
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,091	485,091	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc. Subtotal					1,979,775	1,877,651	1,877,651
	Hello Heart Inc.		Senior Secured	11.0%		1,974,944	1,930,315	1,930,315	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,974,944	1,796,427	1,796,427	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc. Subtotal					6,789,857	6,492,247	6,492,247
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	Oula Heath, Inc.		Senior Secured	12.0%		742,000	685,839	685,839	2/1/2024
	PeerWell, Inc.		Senior Secured	12.0%		989,722	913,704	913,704	3/1/2024
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc. Subtotal					204,714	199,286	199,286
	Tia, Inc.		Senior Secured	11.8%		1,980,051	1,703,424	1,703,424	5/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,622	618,622	618,622	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,539	561,586	561,586	3/1/2024
	Vessel Health, Inc. Subtotal					1,237,161	1,180,208	1,180,208
Other Healthcare Total		13.3%				$25,801,631	$24,315,525	$24,315,525

Other Technology
	8E14 Networks		Senior Secured	13.0%		$296,533	$296,533	$296,533	12/1/2023
	8E14 Networks		Senior Secured	13.0%		296,678	213,094	213,094	9/1/2023
	8E14 Networks Subtotal					593,211	509,627	509,627
	8i Corporation		Senior Secured	12.0%		1,476,000	1,378,649	1,378,649	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,091	1,004,091	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,990	2,735,990
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		989,838	843,946	843,946	12/1/2023
	Antitoxin Technologies Inc. Subtotal ** ^					1,350,948	1,188,110	1,188,110
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Belong Home, Inc.		Senior Secured	12.0%		2,968,459	2,834,624	2,834,624	3/1/2024
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Content Adjacent, Inc.		Senior Secured	12.0%		1,979,710	1,885,861	1,885,861	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		988,889	988,888	988,888	3/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		989,023	875,966	875,966	9/1/2023
	Coterie Applications, Inc. Subtotal					1,977,912	1,864,854	1,864,854
	DOSH Holdings, Inc.		Senior Secured	—%		700,000	514,745	514,745	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,656	4,446,656	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc. Subtotal					5,672,652	5,152,797	5,152,797
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Natomas Labs, Inc.		Senior Secured	12.3%		2,969,286	2,732,463	2,732,463	2/1/2024
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,946,802	4,825,816	4,825,816	12/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					11,176,330	10,836,467	10,836,467
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,960,000	1,783,411	1,783,411	2/1/2024
	Opya, Inc.		Senior Secured	12.0%		989,171	958,214	958,214	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,965,665	2,775,884	2,775,884	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,483,826	1,424,222	1,424,222	9/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,977,806	1,977,807	1,977,807	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	Ozy Media, Inc. Subtotal					8,897,807	8,561,695	8,561,695
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. Subtotal ** ^					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,960,517	3,760,439	3,760,439	10/1/2023
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Platform Science, Inc. Subtotal					4,583,688	4,361,482	4,361,482
	Plethora, Inc.		Senior Secured	11.5%		997,774	945,362	945,362	7/1/2022
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,979,606	1,836,871	1,836,871	4/1/2024
	Reali Inc.		Senior Secured	12.5%		3,956,094	3,775,549	3,775,549	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022
	TIER Mobility GmbH ** ^		Senior Secured	12.0%		8,905,182	8,561,180	8,561,180	4/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		395,819	395,819	395,819	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		593,454	540,134	540,134	9/1/2023
	TomoCredit, Inc. Subtotal					989,273	935,953	935,953
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,364	3,648,364	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,271	5,195,271
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		494,667	342,954	342,954	6/1/2024
Other Technology Total		69.1%				$135,461,668	$128,018,460	$126,568,043

Security
	ArecaBay, Inc.		Senior Secured	11.0%		$1,485,917	$1,417,675	$1,417,675	8/1/2023
	Axonius, Inc.		Senior Secured	12.0%		164,208	161,820	161,820	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		989,137	867,450	867,450	12/1/2023
	Popily, Inc.		Senior Secured	12.5%		1,484,125	1,484,125	1,484,125	12/1/2023
	Popily, Inc. Subtotal					2,473,262	2,351,575	2,351,575
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		2.5%				$4,913,388	$4,650,326	$4,650,326

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$596,190	$585,915	$585,915	11/1/2021
Semiconductors & Equipment Total		0.3%				$596,190	$585,915	$585,915

Software
	Afero, Inc.		Senior Secured	12.3%		$2,474,202	$2,127,019	$2,127,019	1/1/2024
	Airbrake Technologies, Inc.		Senior Secured	12.5%		989,466	898,541	898,541	10/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc. Subtotal					2,223,626	2,146,866	2,146,866
	BackboneAI Inc.		Senior Secured	12.3%		494,779	483,764	483,764	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		494,537	435,999	435,999	6/1/2023
	BackboneAI Inc. Subtotal					989,316	919,763	919,763
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc. Subtotal					2,184,065	2,084,857	2,084,857
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,813	242,813	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc. Subtotal					786,155	764,667	764,667
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc. Subtotal					5,845,208	5,530,774	5,530,774
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,196	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. Subtotal ** ^					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	Pixlee, Inc.		Senior Secured	12.3%		1,484,210	1,403,678	1,403,678	1/1/2024
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,430	441,430	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,443	1,020,443
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,850	46,850	5/1/2021
	Resilio, Inc. Subtotal					75,258	74,281	74,281
	Sonatus, Inc		Senior Secured	12.5%		989,255	860,419	860,419	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,457	393,457	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,951,149	3,962,224	3,962,224	10/1/2024
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,969,690	2,792,441	2,792,441	11/1/2023
	Workspot, Inc. Subtotal					4,300,143	4,080,910	4,080,910
Software Total		22.9%				$46,105,784	$42,514,043	$42,025,003

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$7,918,225	$6,762,096	$6,762,096	12/1/2023
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,789	235,789	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited Subtotal ** ^					437,512	397,375	397,375
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. Subtotal ** ^					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,980,521	1,892,277	1,892,277	2/1/2024
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,584	724,584	10/1/2022
	Thrive Financial, Inc. Subtotal **					1,000,742	972,565	972,565
	Zanbato, Inc.		Senior Secured	11.0%		3,465,417	3,347,061	3,347,061	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	2,002,173	1,837,535	3/1/2022
Technology Services Total		12.2%				$24,516,024	$22,755,121	$22,385,643

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$90,366	$86,490	$86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,729	88,729	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,219	175,219
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		6.9%				$13,040,222	$12,671,029	$12,671,029
Grand Total		169.4%				$345,562,976	$323,011,028	$310,522,149

*As of December 31, 2020, loans with a cost basis of $20.8 million and a fair value of $9.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of December 31, 2020, 11.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2020, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2019

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,483,639	$1,408,221	$1,408,221	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,485,034	1,457,221	1,457,221	12/1/2022
	Antheia, Inc. Subtotal					2,968,673	2,865,442	2,865,442
	Quartzy, Inc.		Senior Secured	12.0%		742,489	624,980	624,980	8/1/2023
Biotechnology Total		3.1%				$3,711,162	$3,490,422	$3,490,422

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,472,801	$2,370,284	$2,370,284	3/1/2023
Computers & Storage Total		2.1%				$2,472,801	$2,370,284	$2,370,284

Enterprise Networking
	SnapRoute, Inc.		Senior Secured	18.0%		$2,556,019	$112,500	$112,500	*
Enterprise Networking Total		0.1%				$2,556,019	$112,500	$112,500

Internet
	Ainsly, Inc.**^		Senior Secured	12.5%		$741,853	$677,056	$677,056	8/1/2022
	Ainsly, Inc.**^		Senior Secured	12.5%		247,301	247,301	247,301	8/1/2022
	Ainsly, Inc.**^ Subtotal					989,154	924,357	924,357
	Amino Payments, Inc.		Senior Secured	10.8%		532,709	499,394	499,394	3/1/2022
	Cesium, Inc.		Senior Secured	10.3%		247,773	228,311	228,311	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		123,007	120,175	120,175	1/1/2023
	Cesium, Inc. Subtotal					370,780	348,486	348,486
	FindShadow, PBC		Senior Secured	11.5%		582,658	552,638	552,638	4/1/2022
	Lukla, Inc.		Senior Secured	12.5%		494,770	411,213	411,213	12/1/2022
	Marley Spoon, Inc.**^		Senior Secured	12.0%	2.5%	3,712,354	2,605,484	2,605,484	5/1/2023
	Masse, Inc.		Senior Secured	11.5%		371,266	340,411	340,411	10/1/2022
	Masse, Inc.		Senior Secured	11.5%		371,367	362,237	362,237	1/1/2023
	Masse, Inc. Subtotal					742,633	702,648	702,648
	Merchbar, Inc.		Senior Secured	11.8%		494,959	458,681	458,681	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,474,878	2,419,067	2,419,067	2/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,949,181	4,687,370	4,687,370	12/1/2022
	My Pizza Technologies, Inc. Subtotal					7,424,059	7,106,437	7,106,437
	Nimble Rx, Inc.		Senior Secured	12.0%		1,237,263	1,068,622	1,068,622	2/1/2023
	Osix Corporation		Senior Secured	12.3%		81,469	71,706	71,706	12/1/2021
	Protecht, Inc.		Senior Secured	12.5%		814,144	782,670	782,670	12/1/2021
	Serface Care, Inc.		Senior Secured	12.3%		655,700	617,093	466,871	2/1/2022
	Serface Care, Inc.		Senior Secured	12.3%		218,620	213,641	161,633	2/1/2022
	Serface Care, Inc. Subtotal					874,320	830,734	628,504
	Stay Alfred, Inc.		Senior Secured	12.0%		4,948,899	4,567,733	4,567,733	7/1/2023
	Thrive Market, Inc.		Senior Secured	12.3%		6,444,148	6,285,233	6,285,233	4/1/2022
	Verishop, Inc.		Senior Secured	12.0%		2,470,833	2,419,085	2,419,085	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,474,370	2,315,633	2,315,633	12/1/2023
	Verishop, Inc. Subtotal					4,945,203	4,734,718	4,734,718
Internet Total		27.9%				$34,689,522	$31,950,754	$31,748,524

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,476,651	$2,318,784	$2,318,784	3/1/2023
	Anutra Medical, Inc.		Senior Secured	12.0%		247,474	234,112	234,112	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		570,096	561,077	561,077	6/1/2022

	CytoVale, Inc.		Senior Secured	12.0%		520,387	491,789	491,789	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		469,059	461,375	461,375	7/1/2022
	CytoVale, Inc. Subtotal					1,559,542	1,514,241	1,514,241
	Medrobotics Corporation, Inc.		Senior Secured	12.0%		9,879,965	8,717,603	8,717,603	6/1/2021
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,462,834	3,402,907	3,402,907	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		3,459,382	3,247,068	3,247,068	4/1/2023
	NeuMoDx Molecular, Inc.		Senior Secured	12.0%		2,969,337	2,893,992	2,893,992	4/1/2023
	NeuMoDx Molecular, Inc. Subtotal					9,891,553	9,543,967	9,543,967
Medical Devices Total		19.6%				$24,055,185	$22,328,707	$22,328,707

Other Healthcare
	Caredox, Inc.		Senior Secured	11.8%		$941,631	$909,177	$909,177	10/1/2021
	Discover Echo, Inc.		Senior Secured	11.0%		321,838	310,782	310,782	12/1/2020
	GoForward, Inc.		Senior Secured	11.5%		6,188,651	5,511,946	5,511,946	9/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,238,420	1,152,819	1,152,819	4/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		495,054	485,091	485,091	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,484,721	1,392,560	1,392,560	10/1/2022
	HumanAPI, Inc. Subtotal					1,979,775	1,877,651	1,877,651
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	483,127	465,420	465,420	5/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	123,953	123,953	123,953	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	124,078	114,085	114,085	3/1/2023
	Therapydia, Inc. Subtotal					248,031	238,038	238,038
Other Healthcare Total		9.2%				$11,401,473	$10,465,833	$10,465,833

Other Technology
	Aclima, Inc.		Senior Secured	12.0%		$2,487,792	$2,434,107	$2,434,107	*
	Antitoxin Technologies Inc.**^		Senior Secured	11.5%		495,197	458,025	458,025	9/1/2022
	Apollo Flight Research Inc.		Senior Secured	11.0%		495,063	474,151	474,151	6/1/2022
	AvantStay, Inc.		Senior Secured	11.0%		990,006	950,646	950,646	6/1/2022
	Beanfields, PBC		Senior Secured	12.5%		865,388	811,782	811,782	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.4%		989,026	970,529	970,529	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		689,624	649,139	649,139	9/1/2022
	Brightside Benefit, Inc. Subtotal					1,678,650	1,619,668	1,619,668
	BW Industries, Inc.		Senior Secured	11.8%		1,979,730	1,927,230	1,927,230	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,979,819	1,757,319	1,757,319	5/1/2023
	BW Industries, Inc. Subtotal					3,959,549	3,684,549	3,684,549
	DOSH Holdings, Inc.		Senior Secured	11.0%		1,237,779	1,218,953	1,218,953	6/1/2022
	DOSH Holdings, Inc.		Senior Secured	11.0%		4,949,699	4,743,974	4,743,974	6/1/2022
	DOSH Holdings, Inc. Subtotal					6,187,478	5,962,927	5,962,927
	Fitplan, Inc.**^		Senior Secured	12.5%		451,727	437,616	437,616	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		677,222	647,498	647,498	3/1/2022
	Fitplan, Inc.**^		Senior Secured	12.5%		225,795	225,795	225,795	3/1/2022
	Fitplan, Inc.**^ Subtotal					1,354,744	1,310,909	1,310,909
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,471,753	2,313,924	2,313,924	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,483,595	1,450,927	1,450,927	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,598	483,148	483,148	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		494,718	482,359	482,359	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,944,664	4,730,358	4,730,358
	Hint, Inc.		Senior Secured	11.0%		1,724,265	1,610,424	1,610,424	8/1/2021
	Kobo360, Inc.**^		Senior Secured	11.3%		188,120	188,120	188,120	9/1/2020
	Kobo360, Inc.**^		Senior Secured	11.3%		127,168	125,342	125,342	6/1/2020

	Kobo360, Inc.**^ Subtotal					315,288	313,462	313,462
	Kogniz, Inc.		Senior Secured	12.8%		271,626	225,274	225,274	9/1/2021
	Make School, Inc.		Senior Secured	11.3%		690,328	667,484	667,484	8/1/2021
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		628,788	595,193	595,193	6/1/2021
	NewGlobe Schools, Inc.		Senior Secured	12.5%		3,954,583	3,784,146	3,784,146	8/1/2022
	Noteleaf, Inc.		Senior Secured	12.5%		1,483,247	1,404,471	1,404,471	4/1/2023
	Opya, Inc.		Senior Secured	12.0%		989,594	936,064	936,064	1/1/2023
	Percepto, Inc.		Senior Secured	11.8%		1,485,000	1,390,197	1,390,197	11/1/2022
	Pitzi, Ltd.**^		Senior Secured	12.0%		494,932	337,890	337,890	11/1/2023
	Plant Prefab, Inc.		Senior Secured	11.0%		436,815	429,152	429,152	2/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		495,230	485,444	485,444	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		436,736	408,403	408,403	2/1/2022
	Plant Prefab, Inc. Subtotal					1,368,781	1,322,999	1,322,999
	Platform Science, Inc.		Senior Secured	12.0%		1,092,405	1,025,274	1,025,274	2/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,143,203	1,040,015	1,040,015	3/1/2022
	Redaptive, Inc.		Senior Secured	12.0%		4,947,392	4,702,878	4,702,878	12/1/2022
	Romaine Empire, Inc.		Senior Secured	11.0%	4.1%	2,989,549	2,821,203	2,821,203	2/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%	3.6%	2,984,037	2,923,783	2,923,783	2/1/2023
	Romaine Empire, Inc. Subtotal					5,973,586	5,744,986	5,744,986
	Saber es Poder, Inc.		Senior Secured	10.5%		451,402	431,977	431,977	3/1/2022
	Saber es Poder, Inc.		Senior Secured	10.5%		240,399	241,229	241,229	5/1/2022
	Saber es Poder, Inc. Subtotal					691,801	673,206	673,206
	Saltbox, Inc.		Senior Secured	12.3%		494,667	468,114	468,114	6/1/2023
	SkyKick, Inc.		Senior Secured	11.0%		4,949,290	4,766,396	4,766,396	6/1/2022
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		671,229	652,092	652,092	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,947,179	4,164,487	4,164,487	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		1,343,387	1,308,538	1,308,538	8/1/2022
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	185,880	185,880	185,880	5/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	281,514	250,101	250,101	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	186,943	186,943	186,943	4/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	91,070	91,070	91,070	8/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	368,336	368,336	368,336	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	45.1%	276,852	276,852	276,852	6/1/2024
	Thras.io, Inc.		Senior Secured	12.0%	47.3%	457,896	457,896	457,896	7/1/2024
	Thras.io, Inc. Subtotal					1,848,491	1,817,078	1,817,078
	Veev Group, Inc.		Senior Secured	12.5%		814,961	785,872	785,872	12/1/2021
	Velo Holdings Limited		Senior Secured	12.0%		2,473,358	2,326,791	2,326,791	6/1/2022
	Virtuix Holdings, Inc.		Senior Secured	12.3%		232,911	228,261	228,261	4/1/2022
	Voodoo Manufacturing, Inc.		Senior Secured	12.0%		338,714	314,676	314,676	3/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		4,448,446	4,301,016	4,301,016	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		989,226	940,635	940,635	9/1/2022
Other Technology Total		61.7%				$74,265,209	$70,285,041	$70,285,041

Security
	Axonius, Inc.		Senior Secured	12.0%		$361,483	$350,280	$350,280	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		848,037	831,014	831,014	6/1/2022
	Safetrust Holdings, Inc.		Senior Secured	12.5%		314,927	295,554	295,554	6/1/2021
Security Total		1.3%				$1,524,447	$1,476,848	$1,476,848

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$1,176,312	$1,137,034	$1,137,034	11/1/2021
Semiconductors & Equipment Total		1.0%				$1,176,312	$1,137,034	$1,137,034

Software
	Alkanza Inc.		Senior Secured	18.0%		$677,531	$317,479	$160,154	*
	ArborMetrix, Inc.		Senior Secured	12.5%		1,484,138	1,392,854	1,392,854	6/1/2023
	Blockdaemon, Inc.		Senior Secured	11.3%		247,542	238,275	238,275	6/1/2022
	Blockdaemon, Inc.		Senior Secured	11.3%		172,574	160,080	160,080	8/1/2021
	Blockdaemon, Inc. Subtotal					420,116	398,355	398,355

	Canary Technologies Corporation		Senior Secured	11.5%	247,445	227,240	227,240	6/1/2023
	Censia Inc.		Senior Secured	11.0%	990,325	929,044	929,044	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%	1,484,964	1,348,759	1,348,759	8/1/2023
	Dynamics, Inc.		Senior Secured	12.5%	5,196,946	4,670,012	4,670,012	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%	991,021	946,027	946,027	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%	480,312	446,415	446,415	5/1/2022
	Interana, Inc.		Senior Secured	11.3%	1,880,980	1,838,925	1,838,925	6/1/2021
	Invoice2Go, Inc.		Senior Secured	12.0%	902,694	811,358	811,358	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%	988,950	975,628	975,628	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%	989,381	973,707	973,707	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%	989,795	971,709	971,709	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%	988,333	938,608	938,608	6/1/2023
	Invoice2Go, Inc. Subtotal				4,859,153	4,671,010	4,671,010
	Ipolipo, Inc.		Senior Secured	12.0%	2,181,071	2,058,285	2,058,285	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%	494,988	448,935	448,935	2/1/2023
	Medable, Inc.		Senior Secured	12.0%	989,897	968,703	968,703	2/1/2023
	Medable, Inc.		Senior Secured	12.0%	1,979,560	1,815,140	1,815,140	2/1/2023
	Medable, Inc. Subtotal				2,969,457	2,783,843	2,783,843
	Metawave Corporation		Senior Secured	12.0%	937,979	906,739	906,739	7/1/2022
	Migo Money, Inc.**^		Senior Secured	12.5%	451,529	451,529	451,529	3/1/2022
	Migo Money, Inc.**^		Senior Secured	12.3%	610,858	574,763	574,763	12/1/2021
	Migo Money, Inc.**^ Subtotal				1,062,387	1,026,292	1,026,292
	OrderGroove, Inc.		Senior Secured	12.0%	2,472,099	2,352,429	2,352,429	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%	1,236,848	1,214,197	1,214,197	6/1/2023
	OrderGroove, Inc.		Senior Secured	12.0%	1,237,122	1,212,501	1,212,501	6/1/2023
	OrderGroove, Inc. Subtotal				4,946,069	4,779,127	4,779,127
	Owl Cameras, Inc.		Senior Secured	18.0%	3,461,552	2,866,672	2,322,293	*
	PlushCare, Inc.		Senior Secured	11.8%	721,024	706,066	706,066	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%	960,569	917,175	917,175	5/1/2022
	PlushCare, Inc. Subtotal				1,681,593	1,623,241	1,623,241
	Ready Education Inc.**^		Senior Secured	11.5%	180,541	180,541	180,541	9/1/2021
	Ready Education Inc.**^		Senior Secured	11.5%	349,214	349,214	349,214	9/1/2021
	Ready Education, Inc.**^ Subtotal				529,755	529,755	529,755
	Resilio, Inc.		Senior Secured	12.8%	149,688	149,688	149,688	5/1/2021
	Resilio, Inc.		Senior Secured	12.8%	133,441	116,663	116,663	3/1/2021
	Resilio, Inc. Subtotal				283,129	266,351	266,351
	Splitwise, Inc.		Senior Secured	12.3%	494,768	467,646	467,646	12/1/2022
	Stitch Labs, Inc.		Senior Secured	12.0%	1,310,479	1,234,947	1,234,947	2/1/2022
	Stitch Labs, Inc.		Senior Secured	12.3%	741,828	728,702	728,702	6/1/2022
	Stitch Labs, Inc. Subtotal				2,052,307	1,963,649	1,963,649
	Swivel, Inc.		Senior Secured	12.0%	247,319	247,319	247,319	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%	240,927	224,342	224,342	8/1/2022
	Swivel, Inc. Subtotal				488,246	471,661	471,661
	Talla, Inc.		Senior Secured	12.5%	480,218	448,442	448,442	5/1/2022
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%	296,547	267,283	267,283	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%	371,714	371,714	371,714	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%	371,630	337,302	337,302	2/1/2023
	Truthset, Inc. Subtotal				743,344	709,016	709,016
	Venuetize, LLC		Senior Secured	12.3%	214,880	195,955	195,955	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%	742,358	721,400	721,400	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%	742,204	684,512	684,512	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%	542,189	510,896	510,896	9/1/2021
	Workspot, Inc. Subtotal				2,026,751	1,916,808	1,916,808
Software Total		35.3%			$44,057,972	$40,915,820	$40,214,116

Technology Services
	Callisto Media, Inc.		Senior Secured	10.3%	$2,475,086	$2,171,160	$2,171,160	6/1/2023
	Keyo AI Inc.		Senior Secured	10.0%	436,352	414,912	414,912	2/1/2022

	Klar Holdings Limited**^		Senior Secured	12.5%	247,346	192,549	192,549	10/1/2022
	Leap Services, Inc.		Senior Secured	12.0%	494,731	471,508	471,508	6/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%	494,641	457,564	457,564	8/1/2022
	Lifit, Inc.**^		Senior Secured	12.0%	494,791	484,576	484,576	10/1/2022
	Lift, Inc.**^ Subtotal				989,432	942,140	942,140
	Loansnap Holdings Inc.**		Senior Secured	11.0%	2,723,258	2,610,640	2,610,640	6/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%	316,328	303,649	303,649	1/1/2022
	Solugen, Inc.		Senior Secured	11.0%	2,476,420	2,284,875	2,284,875	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%	1,238,440	1,213,420	1,213,420	1/1/2023
	Solugen, Inc. Subtotal				3,714,860	3,498,295	3,498,295
	Thrive Financial, Inc.**		Senior Secured	11.5%	990,014	930,252	930,252	10/1/2022
	Zeel Networks, Inc.		Senior Secured	11.0%	2,122,811	2,039,447	2,039,447	3/1/2022
Technology Services Total		11.9%			$14,510,218	$13,574,552	$13,574,552

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%	$123,714	$115,226	$115,226	9/1/2022
	Parallel Wireless, Inc.		Senior Secured	11.8%	6,410,893	5,992,158	5,992,158	6/1/2023
Wireless Total		5.4%			$6,534,607	$6,107,384	$6,107,384
Grand Total		178.6%			$220,954,927	$204,215,179	$203,311,245

* As of December 31, 2019, loans with a cost of $5.7 million and a fair value of $5.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2019, 5.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g. securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investment in all eligible portfolio companies, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedules of Derivative Instruments

As of December 31, 2020 and 2019

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(818,923)	$—	$(818,923)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(380,548)	—	(380,548)

Interest Rate Collar

Floating interest rate greater of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(54,743)	—	(54,743)

Total				$77,000,000	$(1,254,214)	$—	$(1,254,214)

			AS OF DECEMBER 31, 2019
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(668,876)	$—	$(668,876)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(156,698)	—	(156,698)

Total				$57,000,000	$(825,574)	$—	$(825,574)

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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified and/or disclosed to conform to current year presentation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2020, the Fund held 12,497,243 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01% - 0.02%, which represented 6.8% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.
Realized Gains and Losses from Loans
    Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
    The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

As of December 31, 2020 and 2019, the financial statements included nonmarketable investments of $310.5 million and $203.3 million, respectively, (or 94.8% and 93.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of December 31, 2020 and 2019, loans with a cost basis of $20.8 million and $5.7 million and a fair value of $9.2 million and $5.0 million, respectively, were classified as non-accrual.
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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2020 and 2019, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. The contract is recorded at gross fair value in either derivative asset or derivative liability in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate swap and floor instruments and interest rate collar instrument are contractually scheduled to terminate on December 20, 2021 and June 30, 2025, respectively.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendment provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, provided that certain criteria are met. The amendment in ASU 2020-04 is effective for all entities as of March 12, 2020. The Fund has agreements with its lenders that utilizes LIBOR as a reference rate. These agreements include language that would specify that an alternative reference rate will be utilized at the discontinuation of LIBOR. The resulting change in reference rate could result in a contract modification or amendment to these agreements. The Fund elected to adopt the amendment, and there was no material impact on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2020 and 2019, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.

    The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

    Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

    For the years ended December 31, 2020 and 2019, the weighted-average interest rate on performing loans was 18.62% and 17.42%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 14.82% and 12.96%, respectively.

    For the years ended December 31, 2020 and 2019, the weighted-average interest rate on all loans was 18.07% and 17.37%, respectively, which was inclusive of both cash and non-cash interest income. For the same periods, the weighted-average interest rate on the cash portion of the interest income was 14.39% and 12.92%, respectively.

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

    All loans as of December 31, 2020 and 2019 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2020 and 2019, the Fund had unexpired unfunded commitments to borrowers of $83.2 million and $78.0 million, respectively.
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

    There were no transfers in and out of Level 1, 2 or 3 during the year ended December 31, 2020 and 2019.

    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs. The Funds’ loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan transactions are classified as Level 3.

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2020 and 2019. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Computers & Storage	16,731,094	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	5,279,909	Income Approach	Hypothetical market coupon rate	19%*

Internet	28,421,725	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$580,327 ($12,500 - $669,324) 1% (0% - 1%)

Medical Devices	20,522,036	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,931* 1%

Other Healthcare	24,315,525	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 24%)

Other Technology	126,568,043	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,247,663 ($18,125 - $4,798,121) 1% (0% - 1%)

Security	4,650,326	Hypothetical market analysis	Hypothetical market coupon rate	18% (14% - 99%)

Semiconductors & Equipment	585,915	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	42,025,003	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,910,350 ($208,725 - $2,343,019) 1%

Technology Services	22,385,643	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,453,039 ($2,402,281 - $2,501,785) 1%

Wireless	12,671,029	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Total Loan Investments	$310,522,149

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2019	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$3,490,422	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 21%)

Computers & Storage	2,370,284	Hypothetical market analysis	Hypothetical market coupon rate	15%*

Enterprise Networking	112,500	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$112,500* 0%

Internet	31,748,524	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 31%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$999,905* 3%

Medical Devices	22,328,707	Hypothetical market analysis	Hypothetical market coupon rate	21% (14% - 38%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,529,931* 3%

Other Healthcare	10,465,833	Hypothetical market analysis	Hypothetical market coupon rate	16% (15% - 18%)

Other Technology	70,285,041	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,394,959 ($1,561,170 - $2,844,003) 3%

Security	1,476,848	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 21%)

Semiconductors & Equipment	1,137,034	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	40,214,116	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,715,143 ($517,921 - $2,866,672) 2%

Technology Services	13,574,552	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 30%)

Wireless	6,107,384	Hypothetical market analysis	Hypothetical market coupon rate	15% (15% - 17%)

Total Loan Investments	$203,311,245

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of December 31, 2020 and 2019 measured at fair value on a recurring basis:

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$310,522,149	$310,522,149
Cash equivalents	12,497,243	—	—	12,497,243
Total	$12,497,243	$—	$310,522,149	$323,019,392

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$140,000,000	$—	$140,000,000
Derivative liability - interest rate swap	—	1,254,214	—	1,254,214
	$—	$141,254,214	$—	$141,254,214

As of December 31, 2019
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,311,245	$203,311,245
Cash equivalents	10,754,759	—	—	10,754,759
Total	$10,754,759	$—	$203,311,245	$214,066,004

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Derivative liability - interest rate swap	—	825,574	—	825,574
	$—	$100,825,574	$—	$100,825,574
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2020
	Loans	Warrants	Stocks	Convertible Note
Beginning balance	$203,311,245	$—	$—	$—
Acquisitions and originations	215,650,000	14,640,729	750,000	226,094
Principal reductions	(87,519,220)	—	—	—
Accretion of discount on loans	(9,307,112)	—	—	—
Distributions to shareholder	—	(14,640,729)	(750,000)	(226,094)
Net realized loss from loans	(27,819)	—	—	—
Net change in unrealized loss from loans	(11,584,945)	—	—	—
Ending balance	$310,522,149	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2020	$(11,742,270)	$—	$—	$—

	For the Year Ended December 31, 2019 (a)
	Loans	Warrants	Stock
Beginning balance	$79,045,107	$—	$—
Acquisitions and originations	160,675,000	10,803,518	1,828,125
Principal reductions	(27,062,848)	—	—
Accretion of discount on loans	(6,048,921)	—	—
Distributions to shareholder	—	(10,803,518)	(1,828,125)
Net realized loss from loans	(2,393,159)	—	—
Net change in unrealized loss from loans	(903,934)	—	—
Ending balance	$203,311,245	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2019	$(903,934)	$—	$—

(a) Certain prior period information has been disclosed to conform to current presentations

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
5.  CAPITAL STOCK
As of both December 31, 2020 and 2019, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2020 and 2019, was $460.0 million. Total contributed capital to the Company through December 31, 2020 and 2019 was $264.5 million and $174.8 million, respectively, of which $243.1 million and $148.1 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash distributions	$30,800,000	$20,900,000	$—
Distributions of equity securities and convertible notes	15,616,824	12,631,643	7,287,981
Total distributions to shareholder	$46,416,824	$33,531,643	$7,287,981

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

    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of December 31, 2020 and 2019, the Fund’s asset coverage for borrowings was 231% and 213%, respectively.

    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million (the “Loan Agreement”), subject to further negotiation and credit approval. All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2020, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on December 20, 2021, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    Borrowings under the facility are collateralized by receivables from loans to portfolio companies advanced by the Fund with assignment of such receivables to the financial institution, plus all of the other assets of the Fund. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2020 and 2019, $140.0 million and $100.0 million, respectively, were outstanding under the facility.

    As of December 31, 2020, the LIBOR rate was as follows:

1-Month LIBOR	0.1439%
3-Month LIBOR	0.2384%
    Bank fees and other costs of $1.3 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2020 and 2019, the unamortized fees and costs of $0.4 million and $0.9 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on December 20, 2021.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2020 and 2019, the Fund was in compliance with all financial covenants.
    The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$140,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$140,000,000
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
    The following is the summary of the outstanding facility draws as of December 31, 2019:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Loan	$31,000,000	January 22, 2020*	4.28%
LIBOR Market Index Rate Loan	69,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$100,000,000
*Following the maturity date, Management elected to roll over the LIBOR Loan with no material changes in loan terms and covenants.
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES

Management
    As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to December 31, 2018, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.575% as of December 31, 2020, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
    Management Fees of $7.3 million were recognized as expenses for both the years ended December 31, 2020 and 2019. Management fees of $4.8 million was recognized as expenses for the period from May 1, 2018, first capital commitment, to December 31, 2018.

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
Liabilities to the Manager
    The liability due to the Manager is comprised of expenses paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager once the Fund commenced investment operations in 2018. There were no expenses paid by the Manager on behalf of the Fund as of both December 31, 2020 and 2019.
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
    The Manager also serves as the investment manager for Fund VIII. The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. In August 2019, the Manager exercised, and the Board of Directors ratified, its discretion to extend Fund VIII's investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII's investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with hedging requirements of the Fund's debt facility. As of December 31, 2020 and 2019, the notional principal amount were both $57.0 million.

The Fund pays a weighted-average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to and from the counterparty are recorded to net realized gain (loss) from derivative instruments.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Statement of Assets and Liabilities as of December 31, 2020, and 2019. There was no derivative instrument as of December 31, 2018.

	Derivative Liability
Derivative Instruments	December 31, 2020	December 31, 2019
Interest rate swap and floor	$1,199,471	$825,574
Interest rate collar	$54,743	$—

The following table shows the effect of the Fund's derivative instruments on the Fund's Statement of Operations for the years ended December 31, 2020 and 2019. There was no derivative instrument transactions for the year ended December 31, 2018.

		For the Year Ended December 31,
Derivative Instruments	Statements of Operations Caption	2020	2019
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$(373,898)	$(825,574)
	Net realized loss from derivative instruments	$(959,173)	$(73,774)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(54,742)	$—
	Net realized loss from derivative instruments	$(1,574)	$—
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2020, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.
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

    Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2020 and 2019:

	As of December 31, 2020
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$323,011,028	$—	$(12,488,879)	$(12,488,879)
Total	$323,011,028	$—	$(12,488,879)	$(12,488,879)

	As of December 31, 2020

Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,254,214)	$(1,254,214)
Total	$—	$—	$(1,254,214)	$(1,254,214)

	As of December 31, 2019
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$204,215,179	$—	$(903,934)	$(903,934)
Total	$204,215,179	$—	$(903,934)	$(903,934)

	As of December 31, 2019
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(825,574)	$(825,574)
Total	$—	$—	$(825,574)	$(825,574)

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

    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2020 and 2019, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2020 and 2019, the tax character of distributions paid was ordinary income in the amount of $32.9 million and $9.4 million, and return of capital of $13.5 million and $24.1 million, respectively.

    As of December 31, 2020 and 2019, the components of distributable losses on a tax basis were as follows:

	December 31, 2020	December 31, 2019
Accumulated capital losses	$(3,455,498)	$(2,466,931)
Other temporary differences	(1,120,052)	(1,134,172)
Distributions in excess of net investment income	(41,479,523)	(28,962,017)
Net unrealized depreciation	(13,743,092)	(1,729,507)
Components of distributable losses	$(59,798,165)	$(34,292,627)

    As of December 31, 2020, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2020, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
     As of December 31, 2020 and 2019, the Fund’s unexpired unfunded commitments to borrowers totaled $83.2 million and $78.0 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2020 and 2019:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
Ablacon, Inc.	Medical Devices	$2,500,000	01/31/2020
Ainsly, Inc.	Internet	1,500,000	01/31/2020
Airvine Scientific, Inc.	Wireless	125,000	03/31/2020
Apollo Flight Research Inc.	Other Technology	250,000	01/31/2020
ArborMetrix, Inc.	Software	750,000	04/30/2020
Beanfields, PBC	Other Technology	625,000	06/30/2020
BW Industries, Inc.	Other Technology	2,000,000	07/31/2020
Callisto Media, Inc.	Technology Services	10,000,000	12/31/2020
Canary Technologies Corp.	Software	250,000	09/30/2020
Cesium, Inc.	Internet	375,000	03/31/2020
Cloudleaf, Inc.	Software	1,500,000	10/15/2020

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2019	Expiration Date
DOSH Holdings, Inc.	Other Technology	3,750,000	01/15/2020
eXo Imaging, Inc.	Medical Devices	6,000,000	11/30/2020
GoForward, Inc.	Other Healthcare	6,250,000	07/01/2020
Hello Heart Inc.	Other Healthcare	1,750,000	08/31/2020
HumanAPI, Inc.	Other Healthcare	500,000	01/31/2020
Kids on 45th, Inc.	Internet	500,000	01/31/2020
Klar Holdings Limited	Technology Services	250,000	03/31/2020
Liftit, Inc.	Technology Services	500,000	01/30/2020
Lucideus, Inc.	Software	500,000	07/15/2020
Lukla, Inc.	Internet	750,000	01/31/2021
Marley Spoon, Inc.	Internet	3,750,000	07/31/2020
Medable, Inc.	Software	2,000,000	07/31/2020
Merchbar, Inc.	Internet	250,000	01/30/2020
Noteleaf, Inc.	Other Technology	1,000,000	01/31/2020
OneLocal, Inc.	Internet	1,000,000	07/31/2020
Owl Cameras, Inc.	Software	3,000,000	01/01/2020
Parallel Wireless, Inc.	Wireless	6,500,000	03/31/2020
Percepto Inc.	Other Technology	1,000,000	05/31/2020
Pitzi, Ltd.	Other Technology	2,500,000	11/30/2020
Quartzy, Inc.	Biotechnology	2,250,000	10/15/2020
Solugen, Inc.	Technology Services	1,250,000	01/31/2020
Stay Alfred, Inc.	Internet	7,500,000	06/30/2020
Stitch Labs, Inc.	Software	750,000	01/31/2020
The Safe and Fair Food Company LLC	Other Technology	1,250,000	01/31/2020
Trendalytics Innovation Labs, Inc.	Software	450,000	01/31/2020
Visual Supply Company	Internet	2,500,000	03/31/2020
Voodoo Manufacturing, Inc.	Other Technology	375,000	02/28/2020
Total		$77,950,000
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2020, 2019, 2018 and the period ended December 31, 2017.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
    The ratios of expenses and net investment income (loss) to average net assets for the period from June 28, 2017, commencement of the Fund’s operations, through December 2017, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2020, 2019 and 2018, the ratios of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

(Intentionally left blank)

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended		For the Period Ended
	December 31, 2020	December 31, 2019	December 31, 2018		December 31, 2017	*

Total return	13.87%	9.70%	160.39%		(1,101.20)%	**

Per share amounts:
Net asset value, beginning of year/period	$1,138.32	$740.89	$(1.59)		$—

Net investment income (loss)	339.13	118.72	(9.64)		(1.84)
Net realized and change in unrealized loss from loans and derivative instruments	(130.01)	(41.97)	—		—
Net increase (decrease) in net assets resulting from operations	209.12	76.75	(9.64)		(1.84)

Distributions to shareholder	(464.17)	(335.32)	(72.88)		—
Contributions from shareholder	950.00	656.00	825.00		0.25
Net asset value, end of year/period	$1,833.27	$1,138.32	$740.89		$(1.59)

Net assets, end of year/period	$183,326,835	$113,832,373	$74,088,727		$(159,165)

Ratios to average net assets:
Expenses	8.17%	14.78%	16.60%		1,057.92%	**
Net investment income (loss)	22.50%	14.70%	(2.96)%		(1,057.92)%	**
Portfolio turn-over rate	—%	0.54%	—%		—%
Average debt outstanding	$109,269,231	$61,169,231	$6,000,000	^	$—
* From June 28, 2017 through December 31, 2017, during this period, the Fund had not yet commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
^ The average debt outstanding is over the period from the establishment of the debt facility, December 20, 2018, through December 31, 2018.
12. SUBSEQUENT EVENTS
    The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require adjustment to or disclosure in the financial statements.