Form 10-Q
period 2021-03-31
Venture Lending & Leasing IX, Inc.
filed 2021-05-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of March 31, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of March 31, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

	March 31, 2021	December 31, 2020(a)
ASSETS
Loans, at estimated fair value
(cost of $367,146,680 and $323,011,028)	$355,521,027	$310,522,149
Derivative asset	191,822	—
Cash and cash equivalents	5,318,574	12,497,243
Dividend and interest receivables	4,976,157	3,856,598
Deferred bank fees	2,602,166	428,638
Other assets	532,516	257,168
Total assets	369,142,262	327,561,796

LIABILITIES
Borrowings under debt facility	184,700,000	140,000,000
Accrued management fees	1,811,250	1,811,250
Derivative liability	1,036,650	1,254,214
Accounts payable and other accrued liabilities	1,353,468	1,169,497
Total liabilities	188,901,368	144,234,961

NET ASSETS	$180,240,894	$183,326,835

Analysis of Net Assets:

Capital paid in on shares of capital stock	$257,125,000	$243,125,000
Total distributable losses	(76,884,106)	(59,798,165)
Net assets (equivalent to $1,802.41 and $1,833.27 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$180,240,894	$183,326,835

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$85,450,000	$83,200,000

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

INVESTMENT INCOME:
Interest on loans	$14,687,248	$10,346,918
Other interest and other income	21,555	500,696
Total investment income	14,708,803	10,847,614

EXPENSES:
Management fees	1,811,250	1,840,000
Interest expense	1,213,164	1,229,785
Banking and professional fees	101,759	65,016
Other operating expenses	30,644	32,259
Total expenses	3,156,817	3,167,060
Net investment income	11,551,986	7,680,554

Net realized loss from loans	(119,127)	—
Net realized loss from derivative instruments	(315,702)	(86,059)
Net change in unrealized gain (loss) from loans	863,226	(6,431,712)
Net change in unrealized gain (loss) from derivative instruments	409,386	(1,130,595)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	837,783	(7,648,366)

Net increase in net assets resulting from operations	$12,389,769	$32,188

Amounts per common share:
Net increase in net assets resulting from operations per share	$123.90	$0.32
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	32,188	32,188
Distributions to shareholder	—	—	—	(4,220,856)	(4,220,856)
Contributions from shareholder	—	—	33,000,000	—	33,000,000
Balance at March 31, 2020	100,000	$100	$181,124,900	$(38,481,295)	$142,643,705

Balance at December 31, 2020	100,000	$100	$243,124,900	$(59,798,165)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	12,389,769	12,389,769
Distributions to shareholder	—	—	—	(29,475,710)	(29,475,710)
Contributions from shareholder	—	—	14,000,000	—	14,000,000
Balance at March 31, 2021	100,000	$100	$257,124,900	$(76,884,106)	$180,240,894

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$12,389,769	$32,188
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	119,127	—
Net realized loss from derivative instruments	315,702	86,059
Net change in unrealized (gain) loss from loans	(863,226)	6,431,712
Net change in unrealized (gain) loss from derivative instruments	(409,386)	1,130,595
Amortization of deferred costs related to borrowing facility	143,722	107,159
Net increase in dividend and interest receivables	(1,119,559)	(178,989)
Net increase in other assets	(275,348)	(188,758)
Net (increase) decrease in accounts payable, other accrued liabilities and accrued management fees	183,971	(1,984,916)
Origination of loans	(73,625,000)	(59,383,334)
Principal payments on loans	26,060,785	25,300,240
Accretion of discount on loans	3,283,148	2,025,631
Acquisition of equity securities	(9,349,422)	(4,159,722)
Net cash used in operating activities	(43,145,717)	(30,782,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(20,100,000)	—
Contributions from shareholder	14,000,000	33,000,000
Borrowings under debt facility	52,700,000	20,500,000
Repayments of borrowings under debt facility	(8,000,000)	(29,000,000)
Payments made for derivative instruments	(315,702)	(86,059)
Payments of bank facility fees and costs	(2,317,250)	—
Net cash provided by financing activities	35,967,048	24,413,941

Net decrease in cash and cash equivalents	(7,178,669)	(6,368,194)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,497,243	10,754,759
End of period	$5,318,574	$4,386,565

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$921,922	$1,136,840
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$9,375,710	$4,220,856
Receipt of equity securities as repayment of loans	$26,288	$61,134
(a) Certain prior period information has been disclosed to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,081,509	$1,051,563	$1,051,563	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,082,586	1,071,635	1,071,635	12/1/2022
	Antheia, Inc. Subtotal					2,164,095	2,123,198	2,123,198
	Driver Bioengineering, Inc.		Senior Secured	11.0%		790,221	775,894	775,894	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		316,327	285,027	285,027	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,106,548	1,060,921	1,060,921
	GLO Pharma, Inc.		Senior Secured	10.5%		2,965,000	2,860,538	2,860,538	12/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,112,854	1,088,018	1,088,018	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		664,148	601,485	601,485	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,113,248	1,086,280	1,086,280	7/1/2024
	Quartzy, Inc. Subtotal					2,890,250	2,775,783	2,775,783
Biotechnology Total		4.9%				$9,125,893	$8,820,440	$8,820,440

Enterprise Networking
	Diamanti, Inc.		Senior Secured	12.3%		$5,439,664	$4,877,181	$4,877,181	5/1/2024
	Diamanti, Inc.		Senior Secured	12.3%		494,664	470,507	470,507	7/1/2024
	Diamanti, Inc. Subtotal					5,934,328	5,347,688	5,347,688
Enterprise Networking Total		3.0%				$5,934,328	$5,347,688	$5,347,688

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,036,659	$1,990,134	$1,990,134	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		7,916,235	7,476,106	7,476,106	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		1,979,778	1,928,620	1,928,620	3/1/2024
	Canary Connect, Inc. Subtotal					11,932,672	11,394,860	11,394,860
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,416,476	7,131,426	7,131,426	6/1/2024
	Fetch Robotics, Inc.		Senior Secured	12.0%		1,484,984	1,454,080	1,454,080	6/1/2024
	Fetch Robotics, Inc. Subtotal					8,901,460	8,585,506	8,585,506
Computers & Storage Total		11.1%				$20,834,132	$19,980,366	$19,980,366

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$149,459	$149,459	$149,459	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		448,345	426,896	426,896	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,256	221,415	221,415	9/1/2023
	Ainsly, Inc. Subtotal ** ^					845,060	797,770	797,770
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,704,489	4,704,489	9/1/2024
	Lukla, Inc.		Senior Secured	12.5%		361,882	327,333	327,333	12/1/2022
	Lukla, Inc.		Senior Secured	12.5%		225,800	217,661	217,661	6/1/2023
	Lukla, Inc. Subtotal					587,682	544,994	544,994
	Merchbar, Inc.		Senior Secured	11.8%		406,810	390,336	390,336	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,027	2,439,629	2,439,629	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,941,392	4,802,055	4,802,055	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,412,419	7,241,684	7,241,684

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,553	1,194,266	1,194,266	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		979,848	904,916	904,916	2/1/2023
	Nimble Rx, Inc. Subtotal					2,216,401	2,099,182	2,099,182
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,631	266,921	266,921	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,620	267,814	267,814	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		271,555	255,390	255,390	3/1/2023
	OneLocal, Inc. Subtotal ** ^					814,806	790,125	790,125
	Osix Corporation		Senior Secured	12.3%		32,900	31,196	31,196	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		989,587	950,386	950,386	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		225,874	221,644	221,644	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		225,750	212,839	212,839	6/1/2023
	RenoFi, Inc. Subtotal					1,441,211	1,384,869	1,384,869
	Residently USA, LLC ** ^		Senior Secured	12.0%		784,214	715,748	715,748	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,172	371,172	371,172	12/1/2023
	Residently USA, LLC Subtotal ** ^					1,155,386	1,086,920	1,086,920
	RetailerX, Inc.		Senior Secured	12.0%		989,574	933,505	933,505	5/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		961,139	548,617	12,289	*
	Shadow, PBC		Senior Secured	11.5%		412,053	390,030	390,030	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%		494,784	483,254	483,254	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,476,244	2,317,914	2,317,914	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		989,267	933,283	933,283	11/1/2023
	Starface World, Inc. Subtotal					3,960,295	3,734,451	3,734,451
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,548,360	1,078,860	*
	Verishop, Inc.		Senior Secured	12.0%		2,297,296	2,207,619	2,207,619	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,298,166	2,268,512	2,268,512	12/1/2023
	Verishop, Inc. Subtotal					4,595,462	4,476,131	4,476,131
	VineBox Inc.		Senior Secured	12.0%		2,956,000	2,795,245	2,795,245	9/1/2024
Internet Total		18%				$39,849,054	$36,497,904	$32,492,076

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,033,124	$2,006,546	$2,006,546	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,032,375	1,961,252	1,961,252	3/1/2023
	Ablacon, Inc. Subtotal					4,065,499	3,967,798	3,967,798
	Anutra Medical, Inc.		Senior Secured	12.0%		165,114	160,268	160,268	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		481,855	473,967	473,967	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		306,281	303,702	303,702	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		248,603	241,962	241,962	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		468,852	448,057	448,057	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		260,096	257,762	257,762	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		1,979,584	1,864,840	1,864,840	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		990,000	960,525	960,525	11/1/2024
	CytoVale, Inc. Subtotal					4,735,271	4,550,815	4,550,815
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,185	1,857,052	1,857,052	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,979,953	1,941,438	1,941,438	9/1/2023
	eXo Imaging, Inc. Subtotal					3,958,138	3,798,490	3,798,490
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*
	Siren Care, Inc.		Senior Secured	12.5%		988,793	971,529	971,529	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,977,097	1,895,833	1,895,833	10/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Siren Care, Inc. Subtotal					2,965,890	2,867,362	2,867,362
	SVN Med, LLC		Senior Secured	15.0%		1,972,662	1,572,981	1,572,981	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		986,574	780,841	780,841	12/1/2023
	SVN Med, LLC Subtotal					2,959,236	2,353,822	2,353,822
Medical Devices Total		11.6%				$28,849,148	$26,492,119	$20,974,018

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%		$422,276	$374,394	$374,394	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%		735,428	725,747	725,747	7/1/2022
	GoForward, Inc.		Senior Secured	11.5%		6,179,248	5,797,554	5,797,554	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,094,102	3,012,457	3,012,457	6/1/2024
	GoForward, Inc. Subtotal					9,273,350	8,810,011	8,810,011
	Grin, Inc.		Senior Secured	12.0%		937,887	899,516	899,516	10/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,584	485,983	485,983	1/1/2024
	Grin, Inc. Subtotal					1,432,471	1,385,499	1,385,499
	Hello Heart Inc.		Senior Secured	11.0%		1,053,878	1,013,739	1,013,739	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,981,241	1,938,852	1,938,852	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		742,616	731,614	731,614	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,981,241	1,815,954	1,815,954	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		843,340	832,995	832,995	4/1/2023
	Hello Heart Inc. Subtotal					6,602,316	6,333,154	6,333,154
	Honeybee Health, Inc.		Senior Secured	11.0%		990,820	856,421	856,421	6/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		376,582	372,471	372,471	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		989,575	956,134	956,134	10/1/2022
	HumanAPI, Inc. Subtotal					1,366,157	1,328,605	1,328,605
	Oula Heath, Inc.		Senior Secured	12.0%		742,344	690,582	690,582	2/1/2024
	PeerWell, Inc.		Senior Secured	12.0%		989,411	921,316	921,316	3/1/2024
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	256,637	251,667	251,667	5/1/2022
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	97,822	97,822	97,822	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	88,466	84,033	84,033	3/1/2023
	Therapydia, Inc. Subtotal					186,288	181,855	181,855
	Tia, Inc.		Senior Secured	11.8%		2,459,200	2,401,969	2,401,969	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,979,457	1,728,413	1,728,413	5/1/2024
	Tia, Inc. Subtotal					4,438,657	4,130,382	4,130,382
	Vessel Health, Inc.		Senior Secured	12.0%		618,343	567,283	567,283	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,429	618,429	618,429	3/1/2024
	Vessel Health, Inc. Subtotal					1,236,772	1,185,712	1,185,712
Other Healthcare Total		15.1%				$28,672,927	$27,175,345	$27,175,345

Other Technology
	8E14 Networks		Senior Secured	13.0%		$296,569	$223,778	$223,778	9/1/2023
	8E14 Networks		Senior Secured	13.0%		296,677	296,677	296,677	12/1/2023
	8E14 Networks Subtotal					593,246	520,455	520,455
	8i Corporation		Senior Secured	12.0%		1,484,552	1,397,614	1,397,614	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		1,979,196	1,763,986	1,763,986	10/1/2023
	Aclima, Inc.		Senior Secured	11.9%		777,204	726,793	726,793	4/1/2022
	Aclima, Inc. Subtotal					2,756,400	2,490,779	2,490,779
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		989,530	860,686	860,686	12/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		313,844	301,007	301,007	9/1/2022
	Antitoxin Technologies Inc. Subtotal ** ^					1,303,374	1,161,693	1,161,693
	ATeam Army, Inc.		Senior Secured	12.0%		1,055,250	1,009,969	1,009,969	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		712,361	687,954	687,954	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Beanfields, PBC		Senior Secured	12.5%		509,389	499,982	499,982	3/1/2023
	Beanfields, PBC Subtotal					1,221,750	1,187,936	1,187,936
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,880,113	9,275,224	9,275,224	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		404,315	390,454	390,454	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		698,764	690,814	690,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,103,079	1,081,268	1,081,268
	BW Industries, Inc.		Senior Secured	11.8%		1,663,889	1,638,459	1,638,459	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,610,005	1,503,643	1,503,643	5/1/2023
	BW Industries, Inc. Subtotal					3,273,894	3,142,102	3,142,102
	Content Adjacent, Inc.		Senior Secured	12.0%		1,979,095	1,893,951	1,893,951	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		494,618	494,618	494,618	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		988,676	891,440	891,440	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		989,356	989,356	989,356	3/1/2024
	Coterie Applications, Inc. Subtotal					2,472,650	2,375,414	2,375,414
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,484,984	1,358,314	1,358,315	6/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		490,500	424,343	424,343	8/1/2024
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.8%		1,838,910	1,757,965	1,757,965	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,168,102	1,153,262	1,153,262	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,792	436,379	436,379	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,947,758	4,677,038	4,677,038	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		402,950	397,562	397,562	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,738,929	1,674,242	1,674,242	1/1/2023
	Higher Ground Education, Inc. Subtotal					8,700,531	8,338,483	8,338,483
	Hint, Inc.		Senior Secured	11.0%		461,000	451,804	451,804	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,943,314	4,522,485	4,522,485	6/1/2023
	Hint, Inc. Subtotal					5,404,314	4,974,289	4,974,289
	Jiko Group, Inc.		Senior Secured	12.0%		3,161,965	3,040,937	3,040,937	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,402,127	2,402,127	2,402,127	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,659,050	4,452,572	4,452,572	7/1/2023
	Lambda School, Inc. Subtotal					7,061,177	6,854,699	6,854,699
	Make School, Inc.		Senior Secured	11.3%		215,114	213,295	213,295	3/1/2022
	Mavenform, Inc.		Senior Secured	11.5%		990,176	928,307	928,307	6/1/2024
	Merlin Labs, Inc.		Senior Secured	11.0%		264,445	258,459	258,459	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		188,052	185,752	185,752	1/1/2023
	Merlin Labs, Inc. Subtotal					452,497	444,211	444,211
	Momentus, Inc.		Senior Secured	12.0%		24,750,000	18,100,808	18,100,808	3/1/2022
	Natomas Labs, Inc.		Senior Secured	12.3%		2,968,339	2,757,285	2,757,285	2/1/2024
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		112,771	111,432	111,432	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,360,144	3,237,965	3,237,965	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,945,117	4,838,995	4,838,995	12/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,389,961	2,334,313	2,334,313	8/1/2022
	NewGlobe Schools, Inc. Subtotal ** ^					10,695,222	10,411,273	10,411,273
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	1,985,310	852,531	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,979,333	1,927,938	1,927,938	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,979,190	1,821,704	1,821,704	2/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	OnePointOne, Inc. Subtotal					3,958,523	3,749,642	3,749,642
	Opya, Inc.		Senior Secured	12.0%		963,723	937,111	937,111	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,483,305	1,432,264	1,432,264	9/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,807,034	1,807,034	1,807,034	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,709,596	2,551,449	2,551,449	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,257,195	2,185,062	2,185,062	6/1/2023
	Ozy Media, Inc. Subtotal					8,257,130	7,975,809	7,975,809
	Percepto, Inc.		Senior Secured	12.2%		1,457,157	1,396,486	1,396,486	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,234	1,440,824	1,440,824	4/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		868,324	835,869	835,869	8/1/2022
	Platform Science, Inc.		Senior Secured	12.0%		496,844	482,590	482,590	2/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,959,375	3,786,631	3,786,631	10/1/2023
	Platform Science, Inc. Subtotal					4,456,219	4,269,221	4,269,221
	Plethora, Inc.		Senior Secured	11.5%		939,528	896,340	896,340	7/1/2022
	Plethora, Inc.		Senior Secured	11.5%		1,485,605	1,425,256	1,425,256	9/1/2024
	Plethora, Inc. Subtotal					2,425,133	2,321,596	2,321,596
	Prenda, Inc.		Senior Secured	11.8%		494,986	373,472	373,472	4/1/2024
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,978,988	1,851,478	1,851,478	4/1/2024
	Reali Inc.		Senior Secured	12.5%		3,954,704	3,800,104	3,800,104	9/1/2023
	Reali Inc.		Senior Secured	12.5%		2,968,655	2,797,260	2,797,260	3/1/2024
	Reali Inc. Subtotal					6,923,359	6,597,364	6,597,364
	Romaine Empire, Inc.		Senior Secured	12.3%		5,206,035	5,014,555	5,014,555	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		387,145	374,471	374,471	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,125	17,375	17,375	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		84,987	84,566	84,566	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,120,218	3,713,248	3,713,248	8/1/2023
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,474,418	2,095,059	2,095,059	9/1/2024
	TIER Mobility GmbH ** ^		Senior Secured	12.0%		8,902,309	8,615,035	8,615,035	4/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		395,686	395,686	395,686	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		593,247	547,461	547,461	9/1/2023
	TomoCredit, Inc. Subtotal					988,933	943,147	943,147
	Umbra Lab, Inc.		Senior Secured	12.0%		4,949,483	4,732,563	4,732,563	6/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		3,386,012	3,337,293	3,337,293	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		329,580	324,676	324,676	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		1,128,433	1,034,135	1,034,135	6/1/2023
	Veev Group, Inc. Subtotal					4,844,025	4,696,104	4,696,104
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,178,097	1,911,057	*
	Welcome Tech, Inc.		Senior Secured	10.5%		476,489	453,491	453,491	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		2,688,422	2,640,431	2,640,431	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		629,770	612,987	612,987	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		494,896	351,721	351,721	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,928	494,928	494,928	6/1/2024
	World Wrapps II, Inc. Subtotal					989,824	846,649	846,649
Other Technology Total		86.4%				$171,510,576	$157,090,332	$155,662,304

Security
	ArecaBay, Inc.		Senior Secured	11.0%		$1,485,524	$1,424,990	$1,424,990	8/1/2023
	Axonius, Inc.		Senior Secured	12.0%		111,098	109,958	109,958	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		456,907	452,013	452,013	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		1,483,623	1,483,622	1,483,622	12/1/2023
	Popily, Inc.		Senior Secured	12.5%		988,793	881,419	881,419	12/1/2023
	Popily, Inc. Subtotal					2,472,416	2,365,041	2,365,041
	Safetrust Holdings, Inc.		Senior Secured	12.5%		158,625	129,668	129,668	8/1/2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Security Total		2.5%				$4,684,570	$4,481,670	$4,481,670

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$440,010	$434,277	$434,277	11/1/2021
Semiconductors & Equipment Total		0.2%				$440,010	$434,277	$434,277

Software
	Afero, Inc.		Senior Secured	12.3%		$2,473,406	$2,164,766	$2,164,766	1/1/2024
	ArborMetrix, Inc.		Senior Secured	12.5%		1,367,253	1,318,903	1,318,903	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		684,161	667,454	667,454	9/1/2023
	ArborMetrix, Inc. Subtotal					2,051,414	1,986,357	1,986,357
	BackboneAI Inc.		Senior Secured	12.3%		451,805	442,659	442,659	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		451,585	402,659	402,659	6/1/2023
	BackboneAI Inc. Subtotal					903,390	845,318	845,318
	Bizly, Inc.		Senior Secured	11.5%		346,614	278,391	278,391	12/1/2024
	Blockdaemon, Inc.		Senior Secured	12.0%		989,897	923,050	923,050	3/1/2024
	Blockdaemon, Inc.		Senior Secured	11.3%		46,208	45,194	45,194	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		132,419	129,765	129,765	6/1/2022
	Blockdaemon, Inc. Subtotal					1,168,524	1,098,009	1,098,009
	BriteCo LLC		Senior Secured	12.0%		395,200	321,811	321,811	7/1/2024
	Canary Technologies Corp.		Senior Secured	11.5%		225,666	215,108	215,108	6/1/2023
	Censia Inc.		Senior Secured	11.0%		658,016	635,910	635,910	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		742,297	728,958	728,958	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		1,328,282	1,256,788	1,256,788	8/1/2023
	Cloudleaf, Inc. Subtotal					2,070,579	1,985,746	1,985,746
	Dynamics, Inc.		Senior Secured	12.5%		1,541,995	1,498,108	1,498,108	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		812,378	792,272	792,272	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		218,471	215,219	215,219	5/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		249,894	240,612	240,612	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		232,948	229,298	229,298	7/1/2023
	ICX Media, Inc. Subtotal					701,313	685,129	685,129
	Invoice2Go, Inc.		Senior Secured	12.0%		902,686	876,884	876,884	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		989,168	949,015	949,015	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		563,925	559,874	559,874	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		813,955	805,837	805,837	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	826,814	826,814	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		431,242	409,650	409,650	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		691,427	685,519	685,519	11/1/2022
	Invoice2Go, Inc. Subtotal					5,381,225	5,113,593	5,113,593
	Ipolipo, Inc.		Senior Secured	12.0%		2,053,054	1,959,942	1,493,583	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		783,953	774,811	774,811	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,567,705	1,495,671	1,495,671	2/1/2023
	Medable, Inc. Subtotal					2,351,658	2,270,482	2,270,482
	Metawave Corporation		Senior Secured	12.0%		520,116	510,571	510,571	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		246,678	240,545	240,545	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		216,332	216,332	216,332	3/1/2022
	Migo Money, Inc. Subtotal ** ^					463,010	456,877	456,877
	OrderGroove, Inc.		Senior Secured	12.0%		4,710,187	4,415,418	4,415,418	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		584,878	289,998	381,679	*
	Pixlee, Inc.		Senior Secured	12.3%		1,483,723	1,412,501	1,412,501	1/1/2024
	PlushCare, Inc.		Senior Secured	11.8%		373,517	369,516	369,516	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		497,610	485,905	485,905	5/1/2022
	PlushCare, Inc. Subtotal					871,127	855,421	855,421

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Resilio, Inc.		Senior Secured	12.8%		19,038	19,038	19,038	5/1/2021
	Safe Securities Inc.		Senior Secured	12.0%		392,010	371,782	371,782	2/1/2023
	Sonatus, Inc		Senior Secured	12.5%		988,914	877,992	877,992	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		361,581	350,738	350,738	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,949,736	4,042,066	4,042,066	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,475,788	2,325,344	2,325,344	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,425,524	6,367,410	6,367,410
	Swivel, Inc.		Senior Secured	12.0%		137,492	132,079	132,079	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		152,194	152,193	152,193	10/1/2022
	Swivel, Inc. Subtotal					289,686	284,272	284,272
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		160,002	151,341	130,417	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		293,201	278,293	278,293	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		327,292	327,292	327,292	5/1/2023
	Truthset, Inc. Subtotal					620,493	605,585	605,585
	Workspot, Inc.		Senior Secured	12.0%		166,636	163,410	163,410	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		986,667	925,659	925,659	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		495,298	487,751	487,751	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		447,460	428,496	428,496	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,968,771	2,814,251	2,814,251	11/1/2023
	Workspot, Inc. Subtotal					5,064,832	4,819,567	4,819,567
Software Total		24.0%				$47,089,553	$43,639,453	$43,243,851

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$7,921,812	$6,863,347	$6,863,347	12/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		165,366	144,368	144,368	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	235,769	224,677	224,677	7/1/2023
	Klar Holdings Limited Subtotal ** ^					401,135	369,045	369,045
	Leap Services, Inc.		Senior Secured	12.0%		265,791	259,081	259,081	6/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		330,120	326,449	326,449	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		298,208	286,030	286,030	8/1/2022
	Liftit, Inc. Subtotal ** ^					628,328	612,479	612,479
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,983,028	1,889,872	1,776,416	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		135,446	133,056	133,056	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,979,957	1,901,551	1,901,551	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,980,631	1,951,997	1,951,997	4/1/2024
	Riffyn, Inc. Subtotal					3,960,588	3,853,548	3,853,548
	Solugen, Inc.		Senior Secured	11.0%		1,879,651	1,799,907	1,799,907	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		940,012	929,747	929,747	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		940,473	927,298	927,298	1/1/2023
	Solugen, Inc. Subtotal					3,760,136	3,656,952	3,656,952
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,934	247,934	247,934	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		659,173	637,541	637,541	10/1/2022
	Thrive Financial, Inc. Subtotal **					907,107	885,475	885,475
	Zanbato, Inc.		Senior Secured	11.0%		3,464,454	3,363,401	3,363,401	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,038,752	1,999,864	1,835,226	6/1/2023
Technology Services Total		13.0%				$25,466,577	$23,886,120	$23,608,026

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$78,638	$77,352	$77,352	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		619,215	571,833	571,833	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		78,583	75,646	75,646	9/1/2022
	AirVine Scientific, Inc. Subtotal					776,436	724,831	724,831
	MeshPlusPlus, Inc.		Senior Secured	12.5%		741,927	676,769	676,769	3/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Parallel Wireless, Inc.		Senior Secured	11.8%		5,867,085	5,651,022	5,651,022	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,214,551	3,169,153	3,169,153	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,121,728	3,079,191	3,079,191	8/1/2023
	Parallel Wireless, Inc. Subtotal					12,203,364	11,899,366	11,899,366
Wireless Total		7.4%				$13,721,727	$13,300,966	$13,300,966
Grand Total		197.2%				$396,178,495	$367,146,680	$355,521,027

* As of March 31, 2021, loans with a cost basis of $19.4 million and a fair value of $8.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of March 31, 2021, 9.5% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of March 31, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,219,076	$1,181,003	$1,181,003	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,220,291	1,206,345	1,206,345	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,662	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,262	1,160,863	1,160,863
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		3.5%				$6,604,973	$6,365,901	$6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,256,808	$2,199,490	$2,199,490	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		7,918,698	7,426,948	7,426,948	3/1/2024
	Canary Connect, Inc. Subtotal					10,175,506	9,626,438	9,626,438
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		9.1%				$17,594,438	$16,731,094	$16,731,094

Enterprise Networking
	Diamanti, Inc.		Senior Secured	12.3%		$5,441,469	$4,811,921	$4,811,921	5/1/2024
	Diamanti, Inc.		Senior Secured	12.3%		494,824	467,988	467,988	7/1/2024
	Diamanti, Inc. Subtotal					5,936,293	5,279,909	5,279,909
Enterprise Networking Total		2.9%				$5,936,293	$5,279,909	$5,279,909

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$519,587	$490,896	$490,896	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,340	217,309	217,309	9/1/2023
	Ainsly, Inc. Subtotal ** ^					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		471,215	449,064	380,130	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,674,880	4,674,880	9/1/2024
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,867	363,867	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,289	601,289
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,039	4,784,039	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,483	7,220,483
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436

	OneLocal, Inc. ** ^		Senior Secured	12.3%	301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%	301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%	301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. Subtotal ** ^				903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%	43,214	40,350	40,350	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%	247,427	242,330	242,330	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%	989,893	945,226	945,226	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%	247,292	231,778	231,778	6/1/2023
	RenoFi, Inc. Subtotal				1,484,612	1,419,334	1,419,334
	Residently USA, LLC ** ^		Senior Secured	12.0%	873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%	371,000	371,000	371,000	12/1/2023
	Residently USA, LLC Subtotal ** ^				1,244,899	1,160,139	1,160,139
	RetailerX, Inc.		Senior Secured	12.0%	989,881	927,856	927,856	5/1/2024
	Serface Care, Inc.		Senior Secured	12.3%	961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%	470,556	441,930	441,930	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%	494,938	481,875	481,875	1/1/2024
	Starface World, Inc.		Senior Secured	12.0%	989,583	925,385	925,385	11/1/2023
	Starface World, Inc. Subtotal				1,484,521	1,407,260	1,407,260
	Stay Alfred, Inc.		Senior Secured	18.0%	6,061,856	4,548,360	635,170	*
	Verishop, Inc.		Senior Secured	12.0%	2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%	2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal				4,943,173	4,804,484	4,804,484
Internet Total		15.5%			$36,468,248	$33,083,568	$28,421,725

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%	$2,256,537	$2,168,756	$2,168,756	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%	2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal				4,513,905	4,393,264	4,393,264
	Anutra Medical, Inc.		Senior Secured	12.0%	188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%	304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%	362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%	306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%	1,978,667	1,856,409	1,856,409	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%	494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%	494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal				3,940,742	3,768,165	3,768,165
	eXo Imaging, Inc.		Senior Secured	11.8%	1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%	1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal				3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%	10,000,000	8,793,564	3,275,463	*
	Siren Care, Inc.		Senior Secured	12.5%	1,977,800	1,883,794	1,883,794	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%	989,137	969,133	969,133	10/1/2023
	Siren Care, Inc. Subtotal				2,966,937	2,852,927	2,852,927
	SVN Med, LLC		Senior Secured	15.0%	1,973,663	1,525,305	1,525,305	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%	987,065	756,382	756,382	12/1/2023
	SVN Med, LLC Subtotal				2,960,728	2,281,687	2,281,687
Medical Devices Total		11.2%			$28,524,117	$26,040,137	$20,522,036

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%	$466,116	$408,000	$408,000	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%	775,417	762,534	762,534	7/1/2022
	GoForward, Inc.		Senior Secured	11.5%	6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%	3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc. Subtotal				9,276,209	8,740,411	8,740,411
	Grin, Inc.		Senior Secured	12.0%	989,140	944,177	944,177	10/1/2023
	Grin, Inc.		Senior Secured	12.0%	494,743	484,898	484,898	1/1/2024
	Grin, Inc. Subtotal				1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	11.0%	1,974,944	1,930,315	1,930,315	6/1/2025

	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,974,944	1,796,427	1,796,427	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc. Subtotal					6,789,857	6,492,247	6,492,247
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	Oula Heath, Inc.		Senior Secured	12.0%		742,000	685,839	685,839	2/1/2024
	PeerWell, Inc.		Senior Secured	12.0%		989,722	913,704	913,704	3/1/2024
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc. Subtotal					204,714	199,286	199,286
	Tia, Inc.		Senior Secured	11.8%		1,980,051	1,703,424	1,703,424	5/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,622	618,622	618,622	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,539	561,586	561,586	3/1/2024
	Vessel Health, Inc. Subtotal					1,237,161	1,180,208	1,180,208
Other Healthcare Total		13.3%				$25,801,631	$24,315,525	$24,315,525

Other Technology
	8E14 Networks		Senior Secured	13.0%		$296,533	$296,533	$296,533	12/1/2023
	8E14 Networks		Senior Secured	13.0%		296,678	213,094	213,094	9/1/2023
	8E14 Networks Subtotal					593,211	509,627	509,627
	8i Corporation		Senior Secured	12.0%		1,476,000	1,378,649	1,378,649	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,091	1,004,091	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,990	2,735,990
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		989,838	843,946	843,946	12/1/2023
	Antitoxin Technologies Inc. Subtotal ** ^					1,350,948	1,188,110	1,188,110
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Belong Home, Inc.		Senior Secured	12.0%		2,968,459	2,834,624	2,834,624	3/1/2024
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Content Adjacent, Inc.		Senior Secured	12.0%		1,979,710	1,885,861	1,885,861	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		988,889	988,888	988,888	3/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		989,023	875,966	875,966	9/1/2023
	Coterie Applications, Inc. Subtotal					1,977,912	1,864,854	1,864,854
	DOSH Holdings, Inc.		Senior Secured	—%		700,000	514,745	514,745	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023

Higher Ground Education, Inc.	Senior Secured	12.5%	442,838	436,301	436,301	5/1/2023
Higher Ground Education, Inc.	Senior Secured	12.5%	1,946,804	1,865,641	1,865,641	1/1/2023
Higher Ground Education, Inc.	Senior Secured	12.5%	1,289,010	1,270,861	1,270,861	4/1/2023
Higher Ground Education, Inc.	Senior Secured	12.5%	481,455	473,834	473,834	8/1/2023
Higher Ground Education, Inc. Subtotal			4,160,107	4,046,637	4,046,637
Hint, Inc.	Senior Secured	12.0%	4,944,981	4,446,656	4,446,656	6/1/2023
Hint, Inc.	Senior Secured	11.0%	727,671	706,141	706,141	8/1/2021
Hint, Inc. Subtotal			5,672,652	5,152,797	5,152,797
Jiko Group, Inc.	Senior Secured	12.0%	3,463,686	3,318,065	3,318,065	6/1/2023
Kogniz, Inc.	Senior Secured	12.8%	220,052	203,327	203,327	3/1/2022
Lambda School, Inc.	Senior Secured	11.3%	4,948,041	4,701,574	4,701,574	7/1/2023
Lambda School, Inc.	Senior Secured	11.3%	2,474,403	2,474,403	2,474,403	8/1/2023
Lambda School, Inc. Subtotal			7,422,444	7,175,977	7,175,977
Make School, Inc.	Senior Secured	11.3%	291,677	287,406	287,406	8/1/2021
Natomas Labs, Inc.	Senior Secured	12.3%	2,969,286	2,732,463	2,732,463	2/1/2024
Nevada Nanotech Systems, Inc.	Senior Secured	12.0%	222,226	217,658	217,658	6/1/2021
NewGlobe Schools, Inc. ** ^	Senior Secured	12.5%	2,769,725	2,695,080	2,695,080	8/1/2022
NewGlobe Schools, Inc. ** ^	Senior Secured	12.5%	3,459,803	3,315,571	3,315,571	8/1/2023
NewGlobe Schools, Inc. ** ^	Senior Secured	12.5%	4,946,802	4,825,816	4,825,816	12/1/2023
NewGlobe Schools, Inc. Subtotal ** ^			11,176,330	10,836,467	10,836,467
Noteleaf, Inc.	Senior Secured	12.5%	2,277,124	2,161,761	1,028,982	*
OnePointOne, Inc.	Senior Secured	12.0%	1,960,000	1,783,411	1,783,411	2/1/2024
Opya, Inc.	Senior Secured	12.0%	989,171	958,214	958,214	11/1/2023
Ozy Media, Inc.	Senior Secured	12.8%	2,965,665	2,775,884	2,775,884	6/1/2023
Ozy Media, Inc.	Senior Secured	12.8%	1,483,826	1,424,222	1,424,222	9/1/2023
Ozy Media, Inc.	Senior Secured	12.8%	1,977,806	1,977,807	1,977,807	6/1/2023
Ozy Media, Inc.	Senior Secured	12.8%	2,470,510	2,383,782	2,383,782	6/1/2023
Ozy Media, Inc. Subtotal			8,897,807	8,561,695	8,561,695
Percepto, Inc.	Senior Secured	12.2%	1,799,336	1,721,548	1,721,548	4/1/2023
Pitzi, Ltd. ** ^	Senior Secured	12.0%	482,870	376,812	376,812	11/1/2023
Pitzi, Ltd. ** ^	Senior Secured	12.0%	1,483,727	1,435,741	1,435,741	4/1/2024
Pitzi, Ltd. Subtotal ** ^			1,966,597	1,812,553	1,812,553
Plant Prefab, Inc.	Senior Secured	11.0%	1,045,516	999,473	999,473	8/1/2022
Platform Science, Inc.	Senior Secured	11.5%	3,960,517	3,760,439	3,760,439	10/1/2023
Platform Science, Inc.	Senior Secured	12.0%	623,171	601,043	601,043	2/1/2022
Platform Science, Inc. Subtotal			4,583,688	4,361,482	4,361,482
Plethora, Inc.	Senior Secured	11.5%	997,774	945,362	945,362	7/1/2022
Privoro Holdings, Inc.	Senior Secured	12.0%	1,979,606	1,836,871	1,836,871	4/1/2024
Reali Inc.	Senior Secured	12.5%	3,956,094	3,775,549	3,775,549	9/1/2023
Romaine Empire, Inc.	Senior Secured	12.3%	5,454,020	5,227,539	5,227,539	7/1/2023
Saltbox, Inc.	Senior Secured	12.3%	423,968	408,719	408,719	6/1/2023
SMS OPCO LLC	Senior Secured	8.0%	36,875	18,125	18,125	*
Strong Arm Technologies, Inc.	Senior Secured	12.0%	209,338	207,281	207,281	5/1/2021
Sustainable Living Partners, LLC	Senior Secured	12.5%	4,479,984	3,999,116	3,999,116	8/1/2023
Theatro Labs, Inc.	Senior Secured	12.0%	888,982	873,903	873,903	8/1/2022
TIER Mobility GmbH ** ^	Senior Secured	12.0%	8,905,182	8,561,180	8,561,180	4/1/2023
TomoCredit, Inc.	Senior Secured	12.5%	395,819	395,819	395,819	9/1/2023
TomoCredit, Inc.	Senior Secured	12.5%	593,454	540,134	540,134	9/1/2023
TomoCredit, Inc. Subtotal			989,273	935,953	935,953
Veev Group, Inc.	Senior Secured	12.5%	1,235,419	1,122,426	1,122,426	6/1/2023
Veev Group, Inc.	Senior Secured	12.5%	3,707,038	3,648,364	3,648,364	6/1/2023
Veev Group, Inc.	Senior Secured	12.5%	432,783	424,481	424,481	12/1/2021
Veev Group, Inc. Subtotal			5,375,240	5,195,271	5,195,271

	Velo Holdings Limited		Senior Secured	12.0%	2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%	141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%	578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%	3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%	723,778	701,625	701,625	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%	494,667	342,954	342,954	6/1/2024
Other Technology Total		69.1%			$135,461,668	$128,018,460	$126,568,043

Security
	ArecaBay, Inc.		Senior Secured	11.0%	$1,485,917	$1,417,675	$1,417,675	8/1/2023
	Axonius, Inc.		Senior Secured	12.0%	164,208	161,820	161,820	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%	540,071	533,246	533,246	6/1/2022
	Popily, Inc.		Senior Secured	12.5%	989,137	867,450	867,450	12/1/2023
	Popily, Inc.		Senior Secured	12.5%	1,484,125	1,484,125	1,484,125	12/1/2023
	Popily, Inc. Subtotal				2,473,262	2,351,575	2,351,575
	Safetrust Holdings, Inc.		Senior Secured	12.5%	249,930	186,010	186,010	8/1/2021
Security Total		2.5%			$4,913,388	$4,650,326	$4,650,326

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%	$596,190	$585,915	$585,915	11/1/2021
Semiconductors & Equipment Total		0.3%			$596,190	$585,915	$585,915

Software
	Afero, Inc.		Senior Secured	12.3%	$2,474,202	$2,127,019	$2,127,019	1/1/2024
	Airbrake Technologies, Inc.		Senior Secured	12.5%	989,466	898,541	898,541	10/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%	1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%	741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc. Subtotal				2,223,626	2,146,866	2,146,866
	BackboneAI Inc.		Senior Secured	12.3%	494,779	483,764	483,764	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%	494,537	435,999	435,999	6/1/2023
	BackboneAI Inc. Subtotal				989,316	919,763	919,763
	Blockdaemon, Inc.		Senior Secured	11.3%	72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%	156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc. Subtotal				229,666	223,590	223,590
	Canary Technologies Corporation		Senior Secured	11.5%	247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%	751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%	739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%	1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc. Subtotal				2,184,065	2,084,857	2,084,857
	Dynamics, Inc.		Senior Secured	12.5%	2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%	902,496	877,642	877,642	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%	247,171	242,813	242,813	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%	298,886	285,701	285,701	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%	240,098	236,153	236,153	5/1/2023
	ICX Media, Inc. Subtotal				786,155	764,667	764,667
	Invoice2Go, Inc.		Senior Secured	12.0%	660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%	989,486	944,616	944,616	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%	989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%	988,822	957,755	957,755	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%	902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%	531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%	783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc. Subtotal				5,845,208	5,530,774	5,530,774
	Ipolipo, Inc.		Senior Secured	12.0%	2,066,199	1,943,196	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%	436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%	1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%	873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal				2,620,600	2,519,714	2,519,714
	Metawave Corporation		Senior Secured	12.0%	608,751	595,704	595,704	7/1/2022

	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. Subtotal ** ^					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	Pixlee, Inc.		Senior Secured	12.3%		1,484,210	1,403,678	1,403,678	1/1/2024
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,430	441,430	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,443	1,020,443
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,850	46,850	5/1/2021
	Resilio, Inc. Subtotal					75,258	74,281	74,281
	Sonatus, Inc		Senior Secured	12.5%		989,255	860,419	860,419	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,457	393,457	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,951,149	3,962,224	3,962,224	10/1/2024
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,969,690	2,792,441	2,792,441	11/1/2023
	Workspot, Inc. Subtotal					4,300,143	4,080,910	4,080,910
Software Total		22.9%				$46,105,784	$42,514,043	$42,025,003

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$7,918,225	$6,762,096	$6,762,096	12/1/2023
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,789	235,789	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited Subtotal ** ^					437,512	397,375	397,375
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. Subtotal ** ^					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,980,521	1,892,277	1,892,277	2/1/2024
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,584	724,584	10/1/2022
	Thrive Financial, Inc. Subtotal **					1,000,742	972,565	972,565
	Zanbato, Inc.		Senior Secured	11.0%		3,465,417	3,347,061	3,347,061	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	2,002,173	1,837,535	3/1/2022
Technology Services Total		12.2%				$24,516,024	$22,755,121	$22,385,643

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$90,366	$86,490	$86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,729	88,729	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,219	175,219
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023

	Parallel Wireless, Inc.		Senior Secured	11.8%	3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%	3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc. Subtotal				12,859,427	12,495,810	12,495,810
Wireless Total		6.9%			$13,040,222	$12,671,029	$12,671,029
Grand Total		169.4%			$345,562,976	$323,011,028	$310,522,149

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF MARCH 31, 2021 AND DECEMBER 31, 2020

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of March 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(612,123)	$—	$(612,123)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(284,652)	—	(284,652)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	191,822	—	191,822

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	30,000,000	(139,875)	—	(139,875)
							.
Total				$107,000,000	$(844,828)	$—	$(844,828)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2020
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(818,923)	$—	$(818,923)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(380,548)	—	(380,548)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(54,743)	—	(54,743)

Total				$77,000,000	$(1,254,214)	$—	$(1,254,214)
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2021, the Fund held 5,289,074 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.03% and cash on hand of less than $1 million, which represented 3.0% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 12,497,243 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01% - 0.02%, which represented 6.8% of the net assets of the Fund.
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

    As of March 31, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $355.5 million and $310.5 million, respectively, (or 96.3% and 94.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

    The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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
    As of March 31, 2021 and December 31, 2020, loans with a cost basis of $19.4 million and $20.8 million and a fair value of $8.6 million and $9.2 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
    The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

Other Assets and Liabilities

    Other assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. These costs are amortized over the term of the facility.

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
Deferred Bank Fees
    The deferred bank fees and costs associated with the debt facility are stated at initial cost in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on March 18, 2024. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.
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

    The interest rate swap and floor instruments are contractually scheduled to terminate on December 20, 2021. The interest rate collar instruments with MUFG Union Bank, N.A. and Zions Bancorporation, N.A. are contractually scheduled to terminate on June 30, 2025 and March 18, 2024, respectively.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loan and all loans.

Performing Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	14.03%	16.14%
Weighted Average Interest Rate - Non-Cash	4.11%	3.93%
Weighted-Average Interest Rate	18.14%	20.07%

All Loans	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Weighted-Average Interest Rate - Cash	13.91%	15.75%
Weighted Average Interest Rate - Non-Cash	4.01%	3.84%
Weighted-Average Interest Rate	17.92%	19.59%

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

    All loans as of March 31, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $85.5 million and $83.2 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2021 and 2020.

    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund''s loan transactions are classified as Level 3.

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Biotechnology	$8,820,440	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 15%)

Computers & Storage	19,980,366	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	5,347,688	Hypothetical market analysis	Hypothetical market coupon rate	19%*
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$7,252,260* 1%

Internet	32,492,076	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,986,061 ($62,500 - $2,007,973) 1%

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Medical Devices	20,974,018	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$11,479,992* 1%

Other Healthcare	27,175,345	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 24%)

Other Technology	155,662,304	Hypothetical market analysis	Hypothetical market coupon rate	20% (13% - 46%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,054,802 ($0- $2,700,823) 1%

Security	4,481,670	Hypothetical market analysis	Hypothetical market coupon rate	17% (14% - 99%)

Semiconductors & Equipment	434,277	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	43,243,851	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,704,280 ($173,938 - $2,170,652) 1%

Technology Services	23,608,026	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,305,250 ($2,274,343 - $2,335,166) 1%

Wireless	13,300,966	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 18%)

Total loan investments	$355,521,027
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Computers & Storage	16,731,094	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	5,279,909	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Internet	28,421,725	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$580,327 ($12500 - $669,324) 1% (0% - 1%)

Medical Devices	20,522,036	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,931* 1%

Other Healthcare	24,315,525	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 24%)

Other Technology	126,568,043	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,247,663 ($18,125 - $4,798,121) 1% (0% - 1%)

Security	4,650,326	Hypothetical market analysis	Hypothetical market coupon rate	18% (14% - 99%)

Semiconductors & Equipment	585,915	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	42,025,003	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,910,350 ($208,725 - $2,343,019) 1%

Technology Services	22,385,643	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,453,039 ($2,402,281 - $2,501,785) 1%

Wireless	12,671,029	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Total Loan Investments	$310,522,149
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of March 31, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of March 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$355,521,027	$355,521,027
Derivative asset	—	191,822	—	191,822
Cash equivalents	5,289,074	—	—	5,289,074
Total assets	$5,289,074	$191,822	$355,521,027	$361,001,923

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$184,700,000	$—	$184,700,000
Derivative liability	—	1,036,650	—	1,036,650
Total liabilities	$—	$185,736,650	$—	$185,736,650

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$310,522,149	$310,522,149
Cash equivalents	12,497,243	—	—	12,497,243
Total assets	$12,497,243	$—	$310,522,149	$323,019,392

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$140,000,000	$—	$140,000,000
Derivative liability	—	1,254,214	—	1,254,214
Total liabilities	$—	$141,254,214	$—	$141,254,214

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2021
	Loans	Stock	Warrants
Beginning balance	$310,522,149	$—	$—
Acquisitions and originations	73,625,000	371,658	9,004,052
Principal reductions	(26,087,073)	—	—
Accretion of discount on loans	(3,283,148)	—	—
Distributions to shareholder	—	(371,658)	(9,004,052)
Net change in unrealized gain from loans	863,226	—	—
Net realized loss from loans	(119,127)	—	—
Ending balance	$355,521,027	$—	$—
Net change in unrealized gain from loans relating to loans still held at period end	$637,895

	For the Three Months Ended March 31, 2020(a)
	Loans	Warrants
Beginning balance	$203,311,245	$—
Acquisitions and originations	59,383,334	4,220,856
Principal reductions	(25,361,375)	—
Accretion of discount on loans	(2,025,631)	—
Distributions to shareholder	—	(4,220,856)
Net change in unrealized loss from loans	(6,431,712)	—
Ending balance	$228,875,861	$—
Net change in unrealized loss from loans relating to loans still held at period end	$(6,431,712)

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
5.    CAPITAL STOCK
    As of both March 31, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2021 and December 31, 2020, was $460.0 million. Total contributed capital to the Company as of March 31, 2021 and December 31, 2020 was $296.7 million and $264.5 million, respectively, of which $257.1 million and $243.1 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Cash distributions	$20,100,000	$—
Distributions of equity securities	9,375,710	4,220,856
Total distributions to shareholder	$29,475,710	$4,220,856

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of March 31, 2021 and December 31, 2020, the Fund’s asset coverage for borrowings was 197% and 231%, respectively.
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
    On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350,000,000 and extended the term of the facility (the “Amended Loan Agreement”). An additional $50,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.
    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2021, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on March 18. 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2021 and December 31, 2020, $184.7 million and $140 million, respectively, was outstanding under the facility.
    As of March 31, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1111%
3-Month LIBOR	0.1943%
    Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2021 and December 31, 2020, the remaining unamortized fees and costs of $2.6 million and $0.4 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of March 31, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$184,700,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$184,700,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$140,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$140,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to March 31, 2019, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.575% as of March 31, 2021, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million was recognized as expenses for each of the three months ended March 31, 2021 and 2020.
8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of March 31, 2021, the total notional principal amount was $57.0 million.

    The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

Interest Rate Collar

    On June 29, 2020, the Fund entered into an interest rate collar transaction with MUFG Union Bank, N.A. The aggregate notional principal amount of the interest rate collar is $20.0 million, with a cap of 1.1500% and floor of 0.1700% on floating rate based upon a 1-Month LIBOR rate. On February 26, 2021, the Fund entered into an interest rate collar transaction with Zions Bancorpororation, N.A. dba California Bank & Trust. The aggregate notional amount of the interest rate collar is $30.0 million, with a cap of 1.0000% and floor of 0.3500% on floating rate based upon 1-Month LIBOR rate.

    The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly. The interest rate collar transactions with MUFG Union Bank, N.A. and Zions Bancorporation, N.A. are expected to terminate on June 30, 2025 and March 18, 2024, respectively.

    The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of March 31, 2021 and December 31, 2020.

	Derivative Asset		Derivative Liability
Derivatives	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate swap and floor	$—	$—	$896,775	$1,199,471
Interest rate collar	$191,822	$—	$139,875	$54,743
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended March 31,
Derivative Instruments	Condensed Statements of Operation Caption	2021	2020
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$302,697	$(1,130,595)
	Net realized loss from derivative instruments	$(306,871)	$(86,059)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$106,689	$—
	Net realized loss from derivative instruments	$(8,831)	$—
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2021, the Fund has met the BDC and RIC requirements.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2021 and December 31, 2020:

Asset	As of March 31, 2021
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$367,146,680	$91,680	$(11,717,333)	$(11,625,653)
Derivative asset	—	—	191,822	191,822
Total	$367,146,680	$91,680	$(11,525,511)	$(11,433,831)

	As of March 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,036,650)	$(1,036,650)
Total	$—	$—	$(1,036,650)	$(1,036,650)

Asset	As of December 31, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$323,011,028	$—	$(12,488,879)	$(12,488,879)
Total	$323,011,028	$—	$(12,488,879)	$(12,488,879)

	As of December 31, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,254,214)	$(1,254,214)
Total	$—	$—	$(1,254,214)	$(1,254,214)
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
    Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2021, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.
    The Fund anticipates distributing all distributable earnings by the end of the year. As of March 31, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
    As of March 31, 2021 and December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $85.5 million and $83.2 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2021 and December 31, 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Airvine Scientific, Inc.	Wireless	625,000	09/30/2021
Antitoxin Technologies, Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
BriteCo LLC	Software	350,000	10/30/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Equestrian Labs, Inc.	Other Technology	1,500,000	09/30/2021
Exo Imaging	Medical Devices	2,000,000	09/30/2021
Fakespot, Inc.	Other Technology	1,500,000	01/31/2022
Fetch Robotics	Computers & Storage	1,000,000	06/30/2021
GLO Pharma, Inc.	Biotechnology	2,000,000	10/31/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Grayce, Inc.	Other Healthcare	1,500,000	12/31/2021
Hello Heart, Inc.	Other Healthcare	2,000,000	09/30/2021
Higher Ground Education, Inc.	Other Technology	7,000,000	12/31/2021
Honeybee Health, Inc.	Other Healthcare	2,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Klar	Technology Services	5,000,000	10/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
Mavenform, Inc.	Other Technology	500,000	04/30/2021
MeshPlusPlus, Inc.	Wireless	500,000	10/30/2021
Momentus	Other Technology	15,000,000	06/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
PeerWell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Prenda, Inc.	Other Technology	2,000,000	05/31/2021
Reali Inc.	Other Technology	12,000,000	09/30/2021
Starface World, Inc.	Internet	2,000,000	11/15/2021
Swiftly Systems, Inc.	Software	2,500,000	08/30/2021
The Safe and Fair Food Company LLC	Other Technology	1,000,000	07/31/2021
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Total		$85,450,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2021 and 2020.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Total return**	6.88%	0.03%

Per share amounts:
Net asset value, beginning of period	$1,833.27	$1,138.32
Net investment income	115.52	76.81
Net realized and change in unrealized gain (loss) from loans and derivative instruments	8.38	(76.48)
Net increase in net assets resulting from operations	123.90	0.33
Distributions to shareholder	(294.76)	(42.21)
Contributions from shareholder	140.00	330.00

Net asset value, end of period	$1,802.41	$1,426.44
Net assets, end of period	$180,240,894	$142,643,705

Ratios to average net assets:
Expenses*	6.83%	10.89%
Net investment income*	25.01%	26.41%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$162,675,000	$100,875,000

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

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and Item 1A - “Risk Factors” in the Fund’s 2020 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

COVID-19's Impact on Results of Operations and Liquidity & Capital Resources
The slowdown of the global and local economies in 2020 had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended March 31, 2020. At the end of 2020, vaccines have been approved for deployment by various government health agencies, resulting in loosening shelter-in-place and quarantine restrictions. The recent market stability, in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments. For the quarter ended March 31, 2021, the Fund recognized unrealized gains from loans compared to the recognized unrealized losses for the same period in 2020.
Although markets have begun to stabilize and economies have begun to recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, the timing, extent, trajectory, and duration of the pandemic. In addition, the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.
Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three Months Ended March 31, 2021 and 2020
    Total investment income for the three months ended March 31, 2021 and 2020 was $14.7 million and $10.8 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. The average outstanding balance of the performing loans calculated using the month-end balances was $319.2 million and $206.2 million for the three months ended March 31, 2021 and 2020, respectively. The average outstanding balance of all loans calculated using the month-end balances was $327.9 million and $211.3 million for the three months ended March 31, 2021 and 2020. The weighted-average interest rate on the performing loans for the same periods was 18.14% and 20.07%, respectively. The weighted-average interest rate on all loans for the same period was 17.92% and 19.59%, respectively. The increase in the average outstanding balance was the primary reason for the increase in investment income. Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
    Management fees for both the three months ended March 31, 2021 and 2020 was $1.8 million. For the period from January 1, 2021 through March 31, 2021, management fees were calculated at 1.575% of the Company's committed capital. For the same period in 2020, management fees were calculated at 1.600% of the Company's committed capital.

    Interest expense was $1.2 million for each of the three months ended March 31, 2021 and 2020. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees and amounts amortized from deferred fees incurred in conjunction with the debt facility. There was no change in interest expense even though the average debt outstanding for the three months ended March 31, 2021 increased compared to the same period in 2021, primarily due to lower weighted-average interest rate. The average debt outstanding for the three months ended March 31, 2021 and 2020 was $162.7 million and $100.9 million, respectively. The weighted-average interest rate for the three months ended March 31, 2021 and 2020 was 2.98% and 4.88%, respectively.

    Banking and professional fees was $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. Banking and professional fees were primarily comprised of legal fees associated with the documentation of loans and audit fees.

    Other operating expenses was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

    Net investment income for the three months ended March 31, 2021 and 2020 was $11.6 million and $7.7 million, respectively.

Net realized loss from loans was $0.1 million and zero for the three months ended March 31, 2021 and 2020, respectively. This is loss incurred on a written-off loan.

    Net realized loss from derivative instruments was $0.3 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The primary reason for the loss was interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate.

    Net change in unrealized gain (loss) from loans was $0.9 million and $(6.4) million for the three months ended March 31, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain (loss) from derivative instruments was $0.4 million and $(1.1) million for the three months ended March 31, 2021 and 2020, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

    Net increase in net assets resulting from operations for the three months ended March 31, 2021 and 2020 was $12.4 million and less than $0.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2021 and 2020 was $123.90 and $0.32, respectively.

Liquidity and Capital Resources – March 31, 2021 and December 31, 2020

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $257.1 million and $243.1 million as of March 31, 2021 and December 31, 2020, respectively. As of both March 31, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $460.0 million, of which $296.7 million and $264.5 million had been called and received, respectively. As of March 31, 2021, $163.3 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $48.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the three months ended March 31, 2021 and 2020 was as follows:

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020
Net cash used in operating activities	$(43,145,717)	$(30,782,135)
Net cash provided by financing activities	35,967,048	24,413,941
Net decrease in cash and cash equivalents	$(7,178,669)	$(6,368,194)

    As of March 31, 2021 and December 31, 2020, 3.0% and 6.8%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350,000,000 and extended the term of the facility (the “Amended Loan Agreement”). An additional $50,000,000 is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

    Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2021, $184.7 million was outstanding under the facility.

     For the three months ended March 31, 2021 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $73.6 million for the three months ended March 31, 2021. Net loan amounts outstanding after amortization and valuation adjustments increased by $45.0 million for the same period. Unexpired unfunded commitments totaled $85.5 million as of March 31, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2021	$537.0 million	$181.5 million	$355.5 million	$85.5 million
December 31, 2020	$463.4 million	$152.9 million	$310.5 million	$83.2 million

    The following tables show the unexpired unfunded commitments by portfolio company as of March 31, 2021 and December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Airvine Scientific, Inc.	Wireless	625,000	09/30/2021
Antitoxin Technologies, Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
BriteCo LLC	Software	350,000	10/30/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Equestrian Labs, Inc.	Other Technology	1,500,000	09/30/2021
Exo Imaging	Medical Devices	2,000,000	09/30/2021
Fakespot, Inc.	Other Technology	1,500,000	01/31/2022
Fetch Robotics	Computers & Storage	1,000,000	06/30/2021
GLO Pharma, Inc.	Biotechnology	2,000,000	10/31/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Grayce, Inc.	Other Healthcare	1,500,000	12/31/2021
Hello Heart, Inc.	Other Healthcare	2,000,000	09/30/2021
Higher Ground Education, Inc.	Other Technology	7,000,000	12/31/2021
Honeybee Health, Inc.	Other Healthcare	2,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Klar	Technology Services	5,000,000	10/31/2021
Mavenform, Inc.	Other Technology	500,000	04/30/2021
MeshPlusPlus, Inc.	Wireless	500,000	10/30/2021
Momentus	Other Technology	15,000,000	06/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2021	Expiration Date
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
PeerWell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Prenda, Inc.	Other Technology	2,000,000	05/31/2021
Reali Inc.	Other Technology	12,000,000	09/30/2021
Starface World, Inc.	Internet	2,000,000	11/15/2021
Swiftly Systems, Inc.	Software	2,500,000	08/30/2021
The Safe and Fair Food Company LLC	Other Technology	1,000,000	07/31/2021
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Total		$85,450,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000

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

    As of March 31, 2021, the Fund had cash balance of $5.3 million and approximately $173.7 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $163.3 million and recallable capital of $48.8 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2021, the Fund’s asset coverage ratio was 197%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2021, the outstanding debt balance was $184.7 million at a floating interest rate of 0.11%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor, and a weighted-average ceiling of 1.06% on $50.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Income	Increase (Decrease) in Total Income
(0.50)%	$(26,593)	$(285,000)	$(250,000)	$205,257	$(356,336)
1%	$53,186	$570,000	$116,774	$(1,847,000)	$(1,107,040)
2%	$106,371	$1,140,000	$609,000	$(3,694,000)	$(1,838,629)
3%	$159,557	$1,710,000	$1,109,000	$(5,541,000)	$(2,562,443)
4%	$212,743	$2,280,000	$1,609,000	$(7,388,000)	$(3,286,257)
5%	$265,929	$2,850,000	$2,109,000	$(9,235,000)	$(4,010,071)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There have been no material changes to the risk factors reported in the Fund’s 2020 Annual Report on Form 10-K.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Judy N. Bornstein
Maurice C. Werdegar		Judy N. Bornstein
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 13, 2021	Date:	May 13, 2021