Form 10-Q
period 2021-06-30
Venture Lending & Leasing IX, Inc.
filed 2021-08-12
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 12, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of June 30, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

	June 30, 2021	December 31, 2020(a)
ASSETS
Loans, at estimated fair value
(cost of $420,218,344 and $323,011,028)	$408,049,077	$310,522,149
Derivative assets	131,239	—
Cash and cash equivalents	5,492,581	12,497,243
Dividend and interest receivables	5,417,431	3,856,598
Deferred bank fees	2,385,319	428,638
Other assets	355,003	257,168
Total assets	421,830,650	327,561,796

LIABILITIES
Borrowings under debt facility	184,500,000	140,000,000
Accrued management fees	1,811,250	1,811,250
Derivative liabilities	692,603	1,254,214
Accounts payable and other accrued liabilities	1,649,971	1,169,497
Total liabilities	188,653,824	144,234,961

NET ASSETS	$233,176,826	$183,326,835

Analysis of Net Assets:

Capital paid in on shares of capital stock	$316,625,000	$243,125,000
Total distributable losses	(83,448,174)	(59,798,165)
Net assets (equivalent to $2,331.77 and $1,833.27 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$233,176,826	$183,326,835

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$81,950,000	$83,200,000

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

INVESTMENT INCOME:
Interest on loans	$18,455,104	$9,308,799	$33,142,352	$19,655,717
Other interest and other income	444	11,308	21,999	512,004
Total investment income	18,455,548	9,320,107	33,164,351	20,167,721

EXPENSES:
Management fees	1,811,250	1,840,000	3,622,500	3,680,000
Interest expense	1,537,561	921,686	2,750,725	2,151,471
Banking and professional fees	640,849	191,921	742,608	256,937
Other operating expenses	30,226	26,329	60,869	58,587
Total expenses	4,019,886	2,979,936	7,176,702	6,146,995
Net investment income	14,435,662	6,340,171	25,987,649	14,020,726

Net realized loss from loans	—	—	(119,127)	—
Net realized loss from derivative instruments	(335,383)	(254,229)	(651,085)	(340,288)
Net change in unrealized gain (loss) from loans	(543,614)	246,869	319,612	(6,184,843)
Net change in unrealized gain (loss) from derivative instruments	283,465	(16,721)	692,850	(1,147,317)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(595,532)	(24,081)	242,250	(7,672,448)

Net increase in net assets resulting from operations	$13,840,130	$6,316,090	$26,229,899	$6,348,278

Amounts per common share:
Net increase in net assets resulting from operations per share	$138.40	$63.16	$262.30	$63.48
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at March 31, 2020	100,000	$100	$181,124,900	$(38,481,295)	$142,643,705
Net increase in net assets resulting from operations	—	—	—	6,316,090	6,316,090
Distributions to shareholder	—	—	—	(2,238,101)	(2,238,101)
Contributions from shareholder	—	—	—	—	—
Balance at Jun 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694

Balance at March 31, 2021	100,000	$100	$257,124,900	$(76,884,106)	$180,240,894
Net increase in net assets resulting from operations	—	—	—	13,840,130	13,840,130
Distributions to shareholder	—	—	—	(20,404,198)	(20,404,198)
Contributions from shareholder	—	—	59,500,000	—	59,500,000
Balance at June 30, 2021	100,000	$100	$316,624,900	$(83,448,174)	$233,176,826

Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	6,348,278	6,348,278
Distributions to shareholder	—	—	—	(6,458,957)	(6,458,957)
Contributions from shareholder	—	—	33,000,000	—	33,000,000
Balance at June 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694

Balance at December 31, 2020	100,000	$100	$243,124,900	$(59,798,165)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	26,229,899	26,229,899
Distributions to shareholder	—	—	—	(49,879,908)	(49,879,908)
Contributions from shareholder	—	—	73,500,000	—	73,500,000
Balance at June 30, 2021	100,000	$100	$316,624,900	$(83,448,174)	$233,176,826

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$26,229,899	$6,348,278
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	119,127	—
Net realized loss from derivative instruments	651,085	340,288
Net change in unrealized (gain) loss from loans	(319,612)	6,184,843
Net change in unrealized (gain) loss from derivative instruments	(692,850)	1,147,317
Amortization of deferred costs related to borrowing facility	360,569	214,319
Net increase in dividend and interest receivables	(1,560,833)	(458,043)
Net increase in other assets	(97,835)	(79,655)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	480,474	(359,123)
Origination of loans	(168,925,000)	(97,216,667)
Principal payments on loans	63,571,568	30,493,678
Accretion of discount on loans	8,000,701	3,860,743
Acquisition of equity securities	(16,053,620)	(5,893,967)
Net cash used in operating activities	(88,236,327)	(55,417,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(33,800,000)	—
Contributions from shareholder	73,500,000	33,000,000
Borrowings under debt facility	91,200,000	52,500,000
Repayments of borrowings under debt facility	(46,700,000)	(32,500,000)
Payments made for derivative instruments	(651,085)	(340,288)
Payments of bank facility fees and costs	(2,317,250)	—
Net cash provided by financing activities	81,231,665	52,659,712

Net decrease in cash and cash equivalents	(7,004,662)	(2,758,277)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,497,243	10,754,759
End of period	$5,492,581	$7,996,482

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,034,290	$2,031,760
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$16,079,908	$6,458,958
Receipt of equity securities as repayment of loans	$26,288	$564,991
(a) Certain prior period information has been disclosed to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$939,949	$917,303	$917,303	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		940,885	932,617	932,617	12/1/2022
	Antheia, Inc. Subtotal					1,880,834	1,849,920	1,849,920
	Driver Bioengineering, Inc.		Senior Secured	11.0%		711,721	700,130	700,130	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		282,066	257,065	257,065	4/1/2023
	Driver Bioengineering, Inc. Subtotal					993,787	957,195	957,195
	GLO Pharma, Inc.		Senior Secured	10.5%		2,973,185	2,875,743	2,875,743	12/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		603,986	552,096	552,096	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,112,891	1,088,861	1,088,861	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		1,112,486	1,090,632	1,090,632	5/1/2024
	Quartzy, Inc. Subtotal					2,829,363	2,731,589	2,731,589
Biotechnology Total		3.6%				$8,677,169	$8,414,447	$8,414,447

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,932,984	$5,273,502	$4,528,630	*
Enterprise Networking Total		1.9%				$5,932,984	$5,273,502	$4,528,630

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$7,913,696	$7,527,198	$7,527,198	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.8%		1,809,417	1,772,777	1,772,777	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		1,979,165	1,934,319	1,934,319	3/1/2024
	Canary Connect, Inc. Subtotal					11,702,278	11,234,294	11,234,294
	Fetch Robotics, Inc.		Senior Secured	12.0%		1,484,528	1,456,932	1,456,932	6/1/2024
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,413,945	7,159,153	7,159,153	6/1/2024
	Fetch Robotics, Inc. Subtotal					8,898,473	8,616,085	8,616,085
Computers & Storage Total		8.5%				$20,600,751	$19,850,379	$19,850,379

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$124,960	$124,960	$124,960	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		374,853	359,748	359,748	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		225,844	204,259	204,259	9/1/2023
	Ainsly, Inc. Subtotal ** ^					725,657	688,967	688,967
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,735,267	4,735,267	9/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		361,007	348,035	348,035	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,470,189	2,442,913	2,442,913	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,939,696	4,820,686	4,820,686	12/1/2023
	MyPizza Technologies, Inc. Subtotal					7,409,885	7,263,599	7,263,599
	Nimble Rx, Inc.		Senior Secured	12.0%		1,200,742	1,164,964	1,164,964	11/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		864,395	805,875	805,875	2/1/2023
	Nimble Rx, Inc. Subtotal					2,065,137	1,970,839	1,970,839
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	778,132	778,132	3/1/2023
	Osix Corporation		Senior Secured	12.3%		22,266	21,446	21,446	12/1/2021
	Proper Labs, Inc.		Senior Secured	11.5%		1,485,377	1,350,496	1,350,496	11/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	RenoFi, Inc.		Senior Secured	12.0%		203,667	200,240	200,240	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		203,556	193,063	193,063	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		989,271	955,741	955,741	12/1/2023
	RenoFi, Inc. Subtotal					1,396,494	1,349,044	1,349,044
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,056	371,056	371,056	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		691,812	638,290	638,290	2/1/2023
	Residently USA, LLC Subtotal ** ^					1,062,868	1,009,346	1,009,346
	RetailerX, Inc.		Senior Secured	12.0%		989,258	939,373	939,373	5/1/2024
	RetailerX, Inc.		Senior Secured	12.0%		1,979,762	1,871,964	1,871,964	2/1/2025
	RetailerX, Inc. Subtotal					2,969,020	2,811,337	2,811,337
	Serface Care, Inc.		Senior Secured	12.3%		961,139	510,159	47,617	*
	Shadow, PBC		Senior Secured	11.5%		351,852	335,701	335,701	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%		494,626	484,681	484,681	1/1/2024
	Starface World, Inc.		Senior Secured	12.0%		960,618	913,185	913,185	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		2,475,570	2,331,351	2,331,351	10/1/2024
	Starface World, Inc. Subtotal					3,930,814	3,729,217	3,729,217
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,242,761	757,109	*
	Verishop, Inc.		Senior Secured	12.0%		2,118,207	2,042,246	2,042,246	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,119,008	2,093,929	2,093,929	12/1/2023
	Verishop, Inc. Subtotal					4,237,215	4,136,175	4,136,175
	VineBox Inc.		Senior Secured	12.0%		2,969,188	2,820,879	2,820,879	9/1/2024
Internet Total		14.6%				$41,854,409	$38,101,400	$34,153,206

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$1,802,657	$1,781,800	$1,781,800	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,801,993	1,746,079	1,746,079	3/1/2023
	Ablacon, Inc. Subtotal					3,604,650	3,527,879	3,527,879
	Anutra Medical, Inc.		Senior Secured	12.0%		141,074	137,525	137,525	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		429,534	412,130	412,130	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		189,207	185,283	185,283	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		442,914	436,281	436,281	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		248,627	246,915	246,915	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		989,697	962,916	962,916	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		1,978,965	1,875,476	1,875,476	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		214,429	212,834	212,834	7/1/2022
	CytoVale, Inc. Subtotal					4,493,373	4,331,835	4,331,835
	eXo Imaging, Inc.		Senior Secured	11.8%		1,806,973	1,775,022	1,775,022	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,805,360	1,704,594	1,704,594	9/1/2023
	eXo Imaging, Inc. Subtotal					3,612,333	3,479,616	3,479,616
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*
	Norbert Health, Inc.		Senior Secured	12.3%		984,007	871,933	871,933	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		1,863,321	1,795,148	1,795,148	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		931,893	917,432	917,432	10/1/2023
	Siren Care, Inc. Subtotal					2,795,214	2,712,580	2,712,580
	SVN Med, LLC		Senior Secured	15.0%		1,971,624	1,624,553	1,624,553	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		986,065	807,338	807,338	12/1/2023
	SVN Med, LLC Subtotal					2,957,689	2,431,891	2,431,891
Medical Devices Total		8.9%				$28,588,340	$26,286,823	$20,768,722

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,484,833	$1,281,081	$1,281,081	7/1/2024
	Artisan Development Labs, Inc.		Senior Secured	12.3%		377,079	338,710	338,710	4/1/2023
	Elysium Health, Inc.		Senior Secured	12.0%		7,424,854	6,563,402	6,563,402	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		5,637,808	5,320,406	5,320,406	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,093,209	3,020,324	3,020,324	6/1/2024
	GoForward, Inc. Subtotal					8,731,017	8,340,730	8,340,730
	Hello Heart Inc.		Senior Secured	11.0%		939,734	907,828	907,828	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,980,718	1,832,798	1,832,798	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		751,999	743,793	743,793	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		720,865	711,581	711,581	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,980,718	1,941,245	1,941,245	6/1/2025
	Hello Heart Inc. Subtotal					6,374,034	6,137,245	6,137,245
	Honeybee Health, Inc.		Senior Secured	11.0%		1,966,999	1,966,999	1,966,999	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		990,564	869,921	869,921	6/1/2024
	Honeybee Health, Inc. Subtotal					2,957,563	2,836,920	2,836,920
	HumanAPI, Inc.		Senior Secured	11.8%		1,980,387	1,849,009	1,849,009	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		1,239,409	1,191,219	1,191,219	7/1/2023
	HumanAPI, Inc. Subtotal					3,219,796	3,040,228	3,040,228
	Minded, Inc.		Senior Secured	12.0%		1,979,333	1,844,161	1,844,161	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		742,112	696,960	696,960	2/1/2024
	PeerWell, Inc.		Senior Secured	12.0%		989,090	929,246	929,246	3/1/2024
	SchoolCare, Inc.		Senior Secured	11.8%		627,896	621,255	621,255	7/1/2022
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	206,958	203,704	203,704	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%		494,948	421,720	421,720	4/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	88,466	88,466	88,466	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	78,815	75,298	75,298	3/1/2023
	Therapydia, Inc. Subtotal					662,229	585,484	585,484
	Tia, Inc.		Senior Secured	11.8%		2,474,764	2,422,373	2,422,373	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,978,846	1,754,645	1,754,645	5/1/2024
	Tia, Inc. Subtotal					4,453,610	4,177,018	4,177,018
	Vessel Health, Inc.		Senior Secured	12.0%		618,141	573,230	573,230	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,230	618,230	618,230	3/1/2024
	Vessel Health, Inc. Subtotal					1,236,371	1,191,460	1,191,460
Other Healthcare Total		16.6%				$41,466,775	$38,787,604	$38,787,604

Other Technology
	8E14 Networks		Senior Secured	13.0%		$271,038	$209,556	$209,556	9/1/2023
	8E14 Networks		Senior Secured	13.0%		296,568	296,568	296,568	12/1/2023
	8E14 Networks Subtotal					567,606	506,124	506,124
	8i Corporation		Senior Secured	12.0%		1,484,084	1,409,633	1,409,633	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		1,864,635	1,683,435	1,683,435	10/1/2023
	Aclima, Inc.		Senior Secured	11.9%		455,267	429,417	429,417	4/1/2022
	Aclima, Inc. Subtotal					2,319,902	2,112,852	2,112,852
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		989,213	878,365	878,365	12/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		265,206	255,986	255,986	9/1/2022
	Antitoxin Technologies Inc. Subtotal ** ^					1,254,419	1,134,351	1,134,351
	ATeam Army, Inc.		Senior Secured	12.0%		942,037	905,973	905,973	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		1,143,222	1,110,141	1,110,141	3/1/2023
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,650,046	9,121,799	9,121,799	5/1/2024
	Brave Care Inc.		Senior Secured	12.0%		2,210,250	2,024,079	2,024,079	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		620,533	614,282	614,282	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Brightside Benefit, Inc.		Senior Secured	12.1%		341,906	331,948	331,948	9/1/2022
	Brightside Benefit, Inc. Subtotal					962,439	946,230	946,230
	BW Industries, Inc.		Senior Secured	11.8%		1,499,881	1,479,288	1,479,288	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,444,366	1,358,691	1,358,691	5/1/2023
	BW Industries, Inc. Subtotal					2,944,247	2,837,979	2,837,979
	Candy Club Holdings, Inc. **^		Senior Secured	12.0%		4,948,858	3,709,841	3,709,841	10/1/2024
	ClipCall, Inc.		Senior Secured	12.5%		466,419	420,364	420,364	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		1,978,462	1,902,337	1,902,337	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		494,680	494,680	494,680	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		903,057	821,871	821,871	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		989,019	989,019	989,019	3/1/2024
	Coterie Applications, Inc. Subtotal					2,386,756	2,305,570	2,305,570
	Equestrian Labs, Inc.		Senior Secured	12.0%		738,750	720,085	720,085	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,484,528	1,371,008	1,371,008	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,223,278	2,091,093	2,091,093
	Fakespot, Inc.		Senior Secured	12.0%		494,812	434,571	434,571	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		989,667	968,037	968,037	8/1/2024
	Fakespot, Inc. Subtotal					1,484,479	1,402,608	1,402,608
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,008,545	1,008,545	*
	Flo Water, Inc.		Senior Secured	11.8%		1,695,084	1,626,526	1,626,526	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,043,375	1,031,574	1,031,574	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,524,491	1,474,750	1,474,750	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,924,650	6,561,468	6,561,468	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,946,104	4,698,187	4,698,187	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		402,908	397,622	397,622	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		361,802	357,475	357,475	5/1/2023
	Higher Ground Education, Inc. Subtotal					15,203,330	14,521,076	14,521,076
	Hint, Inc.		Senior Secured	11.0%		186,928	185,042	185,042	8/1/2021
	Hint, Inc.		Senior Secured	12.0%		4,457,321	4,114,628	4,114,628	6/1/2023
	Hint, Inc. Subtotal					4,644,249	4,299,670	4,299,670
	Inscopix, Inc.		Senior Secured	12.0%		4,949,483	4,805,802	4,805,802	4/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,851,103	2,752,889	2,752,889	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,182,682	2,182,682	2,182,682	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		4,216,070	4,047,217	4,047,217	7/1/2023
	Lambda School, Inc. Subtotal					6,398,752	6,229,899	6,229,899
	Level Home, Inc.		Senior Secured	11.8%		9,901,893	9,159,339	9,159,339	5/1/2025
	Make School, Inc.		Senior Secured	11.3%		197,776	92,291	85,966	*
	Mavenform, Inc.		Senior Secured	11.5%		495,049	483,233	483,233	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		989,892	934,552	934,552	6/1/2024
	Mavenform, Inc. Subtotal					1,484,941	1,417,785	1,417,785
	Merlin Labs, Inc.		Senior Secured	11.0%		164,576	162,816	162,816	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		214,412	210,439	210,439	6/1/2022
	Merlin Labs, Inc. Subtotal					378,988	373,255	373,255
	Momentus, Inc.		Senior Secured	12.0%		24,742,425	19,486,255	19,486,255	3/1/2022
	NanoGriptech Inc.		Senior Secured	12.3%		1,237,115	1,074,910	1,074,910	8/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,979,204	1,931,578	1,931,578	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,967,363	2,783,180	2,783,180	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,468,525	2,267,861	2,267,861	9/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Natomas Labs, Inc. Subtotal					7,415,092	6,982,619	6,982,619
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,998,205	1,959,125	1,959,125	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,057,481	2,956,635	2,956,635	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,943,379	4,852,642	4,852,642	12/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					9,999,065	9,768,402	9,768,402
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	1,920,971	788,192	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,979,591	1,932,944	1,932,944	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,978,559	1,841,100	1,841,100	2/1/2024
	OnePointOne, Inc. Subtotal					3,958,150	3,774,044	3,774,044
	Opya, Inc.		Senior Secured	12.0%		885,839	863,448	863,448	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,037,008	1,978,431	1,978,431	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,445,278	2,316,600	2,316,600	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,355,230	1,312,781	1,312,781	9/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,630,759	1,630,759	1,630,759	6/1/2023
	Ozy Media, Inc. Subtotal					7,468,275	7,238,571	7,238,571
	Percepto, Inc.		Senior Secured	12.2%		1,270,468	1,224,115	1,224,115	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,413,865	1,377,171	1,377,171	4/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		686,216	665,116	665,116	8/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,728,828	3,584,113	3,584,113	10/1/2023
	Platform Science, Inc.		Senior Secured	12.0%		366,688	358,720	358,720	2/1/2022
	Platform Science, Inc. Subtotal					4,095,516	3,942,833	3,942,833
	Plethora, Inc.		Senior Secured	11.5%		1,485,188	1,430,490	1,430,490	9/1/2024
	Plethora, Inc.		Senior Secured	11.5%		879,592	845,321	845,321	7/1/2022
	Plethora, Inc. Subtotal					2,364,780	2,275,811	2,275,811
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,978,351	1,866,684	1,866,684	4/1/2024
	Reali Inc.		Senior Secured	12.5%		3,612,230	3,483,663	3,483,663	9/1/2023
	Reali Inc.		Senior Secured	12.5%		2,967,662	2,817,030	2,817,030	3/1/2024
	Reali Inc. Subtotal					6,579,892	6,300,693	6,300,693
	Romaine Empire, Inc.		Senior Secured	12.3%		4,878,591	4,697,936	4,697,936	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		349,182	338,897	338,897	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,125	16,625	16,625	*
	Sorfeo Inc.		Senior Secured	11.5%		987,862	977,862	977,862	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		3,749,092	3,411,715	3,411,715	8/1/2023
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,473,629	2,129,608	2,129,608	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		361,420	361,420	361,420	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		541,872	503,699	503,699	9/1/2023
	TomoCredit, Inc. Subtotal					903,292	865,119	865,119
	Umbra Lab, Inc.		Senior Secured	12.0%		4,905,000	4,686,199	4,686,199	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,947,952	4,754,000	4,754,000	6/1/2024
	Umbra Lab, Inc. Subtotal					9,852,952	9,440,199	9,440,199
	Veev Group, Inc.		Senior Secured	12.5%		3,054,849	3,015,352	3,015,352	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,722,213	18,719,487	18,719,487	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		1,018,068	941,227	941,227	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		223,117	220,774	220,774	12/1/2021
	Veev Group, Inc. Subtotal					24,018,247	22,896,840	22,896,840
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,103,945	1,508,083	*
	Welcome Tech, Inc.		Senior Secured	10.5%		371,492	357,187	357,187	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		2,595,308	2,499,350	2,499,350	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		532,794	520,739	520,739	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		494,774	494,774	494,774	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,741	364,793	364,793	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	World Wrapps II, Inc. Subtotal					989,515	859,567	859,567
Other Technology Total		85.1%				$216,520,947	$200,105,283	$198,370,317

Security
	Axonius, Inc.		Senior Secured	12.0%		$56,378	$56,045	$56,045	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		371,118	367,866	367,866	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		1,483,104	1,483,104	1,483,104	12/1/2023
	Popily, Inc.		Senior Secured	12.5%		988,438	896,125	896,125	12/1/2023
	Popily, Inc. Subtotal					2,471,542	2,379,229	2,379,229
	Safetrust Holdings, Inc.		Senior Secured	12.5%		64,438	58,125	58,125	8/1/2021
Security Total		1.2%				$2,963,476	$2,861,265	$2,861,265

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$279,096	$276,653	$276,653	11/1/2021
Semiconductors & Equipment Total		0.1%				$279,096	$276,653	$276,653

Software
	Afero, Inc.		Senior Secured	12.3%		$2,472,586	$2,204,567	$2,204,567	1/1/2024
	ArborMetrix, Inc.		Senior Secured	12.5%		1,248,850	1,208,652	1,208,652	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		624,913	611,033	611,033	9/1/2023
	ArborMetrix, Inc. Subtotal					1,873,763	1,819,685	1,819,685
	BackboneAI Inc.		Senior Secured	12.3%		407,502	400,087	400,087	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		407,303	367,376	367,376	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		494,860	482,553	482,553	5/1/2024
	BackboneAI Inc. Subtotal					1,309,665	1,250,016	1,250,016
	Big Run Studios, Inc.		Senior Secured	11.5%		1,980,806	1,839,383	1,839,383	8/1/2024
	Bizly, Inc.		Senior Secured	11.5%		346,516	283,477	283,477	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		297,125	288,723	288,723	12/1/2024
	Bizly, Inc. Subtotal					643,641	572,200	572,200
	Blockdaemon, Inc.		Senior Secured	11.3%		18,742	18,534	18,534	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		107,397	105,636	105,636	6/1/2022
	Blockdaemon, Inc.		Senior Secured	12.0%		989,590	930,847	930,847	3/1/2024
	Blockdaemon, Inc. Subtotal					1,115,729	1,055,017	1,055,017
	BriteCo LLC		Senior Secured	12.0%		395,910	327,732	327,732	7/1/2024
	Canary Technologies Corp.		Senior Secured	11.5%		203,365	194,798	194,798	6/1/2023
	Censia Inc.		Senior Secured	11.0%		561,550	545,385	545,385	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		742,063	730,057	730,057	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		1,207,959	1,148,925	1,148,925	8/1/2023
	Cloudleaf, Inc. Subtotal					1,950,022	1,878,982	1,878,982
	Dynamics, Inc.		Senior Secured	12.5%		1,138,729	1,114,176	1,114,176	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		719,873	704,093	704,093	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		990,312	937,379	937,379	3/1/2025
	ICX Media, Inc.		Senior Secured			762,829	771,141	712,645	*
	Invoice2Go, Inc.		Senior Secured	12.0%		988,839	953,577	953,577	6/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		919,266	778,831	778,831	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		464,912	462,146	462,146	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		328,210	315,405	315,405	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		596,278	591,885	591,885	11/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		722,518	716,139	716,139	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		813,940	793,016	793,016	6/1/2023
	Invoice2Go, Inc. Subtotal					4,833,963	4,610,999	4,610,999
	Ipolipo, Inc.		Senior Secured	12.0%		920,610	859,933	859,933	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		691,581	684,481	684,481	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,382,985	1,326,879	1,326,879	2/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Medable, Inc. Subtotal					2,074,566	2,011,360	2,011,360
	Metawave Corporation		Senior Secured	12.0%		428,795	422,268	422,268	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		166,944	164,010	164,010	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		164,744	164,744	164,744	3/1/2022
	Migo Money, Inc. Subtotal ** ^					331,688	328,754	328,754
	OrderGroove, Inc.		Senior Secured	12.0%		4,663,529	4,405,795	4,405,795	4/1/2024
	Pixlee, Inc.		Senior Secured	12.3%		1,483,221	1,421,673	1,421,673	1/1/2024
	Safe Securities Inc.		Senior Secured	12.0%		345,821	330,057	330,057	2/1/2023
	SmartVid.io, Inc.		Senior Secured	11.8%		1,980,232	1,733,351	1,733,351	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		903,275	810,572	810,572	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		314,526	306,316	306,316	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,948,282	4,126,468	4,126,468	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,475,088	2,337,967	2,337,967	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,423,370	6,464,435	6,464,435
	Swivel, Inc.		Senior Secured	12.0%		114,888	111,082	111,082	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		130,034	130,034	130,034	10/1/2022
	Swivel, Inc. Subtotal					244,922	241,116	241,116
	Terragon, Inc.**^		Senior Secured	12.0%		494,975	343,461	343,461	5/1/2024
	Truthset, Inc.		Senior Secured	10.5%		258,206	246,617	246,617	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		293,199	293,200	293,200	5/1/2023
	Truthset, Inc. Subtotal					551,405	539,817	539,817
	Workspot, Inc.		Senior Secured	12.0%		2,882,815	2,751,934	2,751,934	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		84,561	83,616	83,616	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		423,182	417,665	417,665	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		989,754	934,691	934,691	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		373,895	360,558	360,558	8/1/2022
	Workspot, Inc. Subtotal					4,754,207	4,548,464	4,548,464
Software Total		19.1%				$47,867,885	$44,592,925	$44,534,429

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$7,919,550	$7,009,387	$7,009,387	12/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,474,741	2,281,761	2,281,761	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	214,980	205,796	205,796	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		141,371	125,825	125,825	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,461,667	2,401,079	2,401,079	8/1/2024
	Klar Holdings Limited Subtotal ** ^					5,292,759	5,014,461	5,014,461
	Liftit, Inc. ** ^		Senior Secured	12.0%		249,180	240,618	240,618	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		282,054	279,371	279,371	10/1/2022
	Liftit, Inc. Subtotal ** ^					531,234	519,989	519,989
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,722,464	1,651,949	1,651,949	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		96,131	94,887	94,887	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,979,377	1,911,156	1,911,156	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,980,070	1,954,830	1,954,830	4/1/2024
	Riffyn, Inc. Subtotal					3,959,447	3,865,986	3,865,986
	Zanbato, Inc.		Senior Secured	11.0%		3,159,106	3,075,323	3,075,323	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,027,601	1,995,690	1,831,052	6/1/2023
Technology Services Total		9.9%				$24,708,292	$23,227,672	$23,063,034

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$619,299	$575,447	$575,447	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		66,444	64,333	64,333	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		66,490	65,568	65,568	9/1/2022
	AirVine Scientific, Inc. Subtotal					752,233	705,348	705,348

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	MeshPlusPlus, Inc.		Senior Secured	12.5%		742,020	682,381	682,381	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,309	239,940	239,940	6/1/2024
	MeshPlusPlus, Inc. Subtotal					989,329	922,321	922,321
	Parallel Wireless, Inc.		Senior Secured	11.8%		5,288,773	5,113,528	5,113,528	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,933,709	2,896,061	2,896,061	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,838,147	2,803,133	2,803,133	8/1/2023
	Parallel Wireless, Inc. Subtotal					11,060,629	10,812,722	10,812,722
Wireless Total		5.3%				$12,802,191	$12,440,391	$12,440,391
Grand Total		175%				$452,262,315	$420,218,344	$408,049,077

* As of June 30, 2021, loans with a cost basis of $24.7 million and a fair value of $12.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of June 30, 2021, 7.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of June 30, 2021, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2021 AND DECEMBER 31, 2020

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of June 30, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(404,747)	$—	$(404,747)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(188,786)	—	(188,786)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	131,239	—	131,239

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	30,000,000	(99,070)	—	(99,070)
							.
Total				$107,000,000	$(561,364)	$—	$(561,364)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2020
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(818,923)	$—	$(818,923)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(380,548)	—	(380,548)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(54,743)	—	(54,743)

Total				$77,000,000	$(1,254,214)	$—	$(1,254,214)
(a) The unrealized appreciation/(depreciation) were valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2021, the Fund held 5,492,581 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01%, which represented 2.4% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 12,497,243 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01% - 0.02%, which represented 6.8% of the net assets of the Fund.
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

    As of June 30, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $408.0 million and $310.5 million, respectively, (or 96.7% and 94.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

    The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
    As of June 30, 2021 and December 31, 2020, loans with a cost basis of $24.7 million and $20.8 million and a fair value of $12.7 million and $9.2 million, respectively were classified as non-accrual.

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
    Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
    The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Deferred Bank Fees
Deferred bank fees incurred in conjunction with borrowings under the Fund's debt facility are stated at initial cost. These costs are amortized over the term of the facility.
Other Assets and Liabilities

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

    The Fund is a party to a master netting arrangement with MUFG Union Bank, N.A. and Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liabilities in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

    The interest rate swap and floor instruments are contractually scheduled to terminate on December 20, 2021. The interest rate collar instruments with MUFG Union Bank, N.A. and Zions Bancorporation, N.A. are contractually scheduled to terminate on June 30, 2025 and March 18, 2024, respectively.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loan and all loans.

Performing Loans	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	14.61%	12.70%	14.37%	14.31%
Weighted Average Interest Rate - Non-Cash	5.16%	3.13%	4.68%	3.51%
Weighted-Average Interest Rate	19.77%	15.83%	19.05%	17.82%

All Loans	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Weighted-Average Interest Rate - Cash	14.60%	12.24%	14.30%	13.89%
Weighted Average Interest Rate - Non-Cash	5.02%	3.01%	4.55%	3.39%
Weighted-Average Interest Rate	19.62%	15.25%	18.85%	17.28%

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

    All loans as of June 30, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $82.0 million and $83.2 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2021 and 2020.

    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, is classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges

Biotechnology	$8,414,447	Hypothetical market analysis	Hypothetical market coupon rate	14% (12% - 15%)

Computers & Storage	19,850,379	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	4,528,630	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$6,800,867* 1%

Internet	34,153,206	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,604,712 ($664,627 - $1,663,837) 0% (0% - 1%)

Medical Devices	20,768,722	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a) / Amounts & Ranges
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$12,630,052* 1%

Other Healthcare	38,787,604	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 24%)

Other Technology	198,370,317	Hypothetical market analysis	Hypothetical market coupon rate	19% (12% - 46%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,781,745 ($0 - $2,351,766) 1% (0% - 1%)

Security	2,861,265	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 99%)

Semiconductors & Equipment	276,653	Hypothetical market analysis	Hypothetical market coupon rate	16% *

Software	44,534,429	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 37%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$867,235* 1%

Technology Services	23,063,034	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 22%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,268,051* 1%

Wireless	12,440,391	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 17%)

Total loan investments	$408,049,077
(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Computers & Storage	16,731,094	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	5,279,909	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Internet	28,421,725	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$580,327 ($12500 - $669,324) 1% (0% - 1%)

Medical Devices	20,522,036	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,931* 1%

Other Healthcare	24,315,525	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 24%)

Other Technology	126,568,043	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,247,663 ($18,125 - $4,798,121) 1% (0% - 1%)

Security	4,650,326	Hypothetical market analysis	Hypothetical market coupon rate	18% (14% - 99%)

Semiconductors & Equipment	585,915	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	42,025,003	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,910,350 ($208,725 - $2,343,019) 1%

Technology Services	22,385,643	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,453,039 ($2,402,281 - $2,501,785) 1%

Wireless	12,671,029	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Total Loan Investments	$310,522,149
(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of June 30, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of June 30, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$408,049,077	$408,049,077
Derivative assets	—	131,239	—	131,239
Cash equivalents	5,492,581	—	—	5,492,581
Total assets	$5,492,581	$131,239	$408,049,077	$413,672,897

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$184,500,000	$—	$184,500,000
Derivative liabilities	—	692,603	—	692,603
Total liabilities	$—	$185,192,603	$—	$185,192,603

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$310,522,149	$310,522,149
Cash equivalents	12,497,243	—	—	12,497,243
Total assets	$12,497,243	$—	$310,522,149	$323,019,392

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$140,000,000	$—	$140,000,000
Derivative liabilities	—	1,254,214	—	1,254,214
Total liabilities	$—	$141,254,214	$—	$141,254,214

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Loans	Stock	Warrants	Loans	Stock	Warrants
Beginning balance	$355,521,027	$—	$—	$310,522,149	$—	$—
Acquisitions and originations	95,300,000	1,250,000	5,454,198	168,925,000	1,621,658	14,458,250
Principal reductions	(37,510,783)	—	—	(63,597,856)	—	—
Accretion of discount on loans	(4,717,553)	—	—	(8,000,701)	—	—
Distributions to shareholder	—	(1,250,000)	(5,454,198)	—	(1,621,658)	(14,458,250)
Net change in unrealized gain (loss) from loans	(543,614)	—	—	319,612	—	—
Net realized loss from loans	—	—	—	(119,127)	—	—
Ending balance	$408,049,077	$—	$—	$408,049,077	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$(472,857)			$71,601

	For the Three Months Ended June 30, 2020(a)			For the Six Months Ended June 30, 2020(a)
	Loans	Warrants	Convertible Note	Loans	Warrants	Convertible Note
Beginning balance	$228,875,861	$—	$—	$203,311,245	$—	$—
Acquisitions and originations	37,833,333	2,062,555	175,547	97,216,667	6,283,411	175,547
Principal reductions	(4,249,258)	—	—	(31,058,669)	—	—
Accretion of discount on loans	(3,283,148)	—	—	(3,860,743)	—	—
Distributions to shareholder	—	(2,062,555)	(175,547)	—	(6,283,411)	(175,547)
Net change in unrealized gain (loss) from loans	246,869	—	—	(6,184,843)	—	—
Ending balance	$259,423,657	$—	$—	$259,423,657	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$246,869			$(6,184,843)

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

5.    CAPITAL STOCK
    As of both June 30, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2021 and December 31, 2020, was $460.0 million. Total contributed capital to the Company as of June 30, 2021 and December 31, 2020 was $351.9 million and $264.5 million, respectively, of which $316.6 million and $243.1 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Cash distributions	$33,800,000	$—
Distributions of equity securities	16,079,908	6,458,958
Total distributions to shareholder	$49,879,908	$6,458,958

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of June 30, 2021 and December 31, 2020, the Fund’s asset coverage for borrowings was 226% and 231%, respectively.
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
    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2021, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on March 18. 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2021 and December 31, 2020, $184.5 million and $140 million, respectively, was outstanding under the facility.
    As of June 30, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1005%
3-Month LIBOR	0.1458%
    Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2021 and December 31, 2020, the remaining unamortized fees and costs of $2.4 million and $0.4 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.

    The following is the summary of the outstanding facility draws as of June 30, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$184,500,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$184,500,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$140,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$140,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, to March 31, 2019, the Manager received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.575% as of June 30, 2021, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.8 million and $3.6 million were recognized as expenses for the three and six months ended June 30, 2021, respectively. Management fees of $1.8 million and $3.7 million were recognized as expenses for the same respective periods in 2020.
8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of June 30, 2021, the total notional principal amount was $57.0 million.

    The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap and floor agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of June 30, 2021 and December 31, 2020.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swap and floor	$—	$—	$593,533	$1,199,471
Interest rate collar	$131,239	$—	$99,070	$54,743
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Condensed Statements of Operation Caption	2021	2020	2021	2020
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$303,242	$159,692	$605,938	$(970,903)
	Net realized loss from derivative instruments	$(313,548)	$(254,229)	$(620,419)	$(340,288)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(19,777)	$(176,413)	$86,912	$(176,414)
	Net realized loss from derivative instruments	$(21,835)	$—	$(30,666)	$—

    The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2021 ad December 31, 2020:

	As of June 30, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$131,239	$(131,239)	$—	$—	$—
Zions Bancorporation, N.A.	—	—	—	—	—
Total	$131,239	$(131,239)	$—	$—	$—

	As of June 30, 2021
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
MUFG Union Bank, N.A.	$(593,533)	$131,239	$—	$—	$(462,294)
Zions Bancorporation, N.A.	(99,070)	—	—	—	(99,070)
Total	$(692,603)	$131,239	$—	$—	$(561,364)

	As of December 31, 2020
Counterparty	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

	As of December 31, 2020
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
MUFG Union Bank, N.A.	$(1,254,214)	$—	$—	$—	$(1,254,214)
Total	$(1,254,214)	$—	$—	$—	$(1,254,214)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty.
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2021, the Fund has met the BDC and RIC requirements.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2021 and December 31, 2020:

Asset	As of June 30, 2021
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$420,218,344	$—	$(12,169,266)	$(12,169,266)
Derivative asset	—	—	131,239	131,239
Total	$420,218,344	$—	$(12,038,027)	$(12,038,027)

	As of June 30, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liabilities	$—	$—	$(692,603)	$(692,603)
Total	$—	$—	$(692,603)	$(692,603)

Asset	As of December 31, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$323,011,028	$—	$(12,488,879)	$(12,488,879)
Total	$323,011,028	$—	$(12,488,879)	$(12,488,879)

	As of December 31, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liabilities	$—	$—	$(1,254,214)	$(1,254,214)
Total	$—	$—	$(1,254,214)	$(1,254,214)
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

The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2021, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.
    The Fund anticipates distributing all distributable earnings by the end of the year. As of June 30, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
    As of June 30, 2021 and December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $82.0 million and $83.2 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2021 and December 31, 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2021	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Airvine Scientific, Inc.	Wireless	625,000	09/30/2021
Alchera Incorporated	Other Healthcare	1,500,000	01/31/2022
Big Run Studios, Inc.	Software	1,000,000	09/30/2021
Bizly, Inc.	Software	1,000,000	09/30/2021
Brave Care Inc.	Other Technology	1,250,000	10/31/2021
BriteCo LLC	Software	350,000	10/30/2021
Candy Club Holdings, Inc.	Other Technology	2,500,000	10/31/2021
ClipCall, Inc.	Other Technology	500,000	08/15/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	7,500,000	01/31/2022
Equestrian Labs, Inc.	Other Technology	750,000	09/30/2021
Exo Imaging	Medical Devices	2,000,000	09/30/2021
Fakespot, Inc.	Other Technology	500,000	01/31/2022
GLO Pharma, Inc.	Biotechnology	2,000,000	10/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2021	Expiration Date
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Grayce, Inc.	Other Healthcare	1,500,000	12/31/2021
Hello Heart, Inc.	Other Healthcare	2,000,000	09/30/2021
HumanAPI, Inc.	Other Healthcare	1,000,000	12/01/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Level Home, Inc.	Other Technology	10,000,000	08/25/2021
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
MeshPlusPlus, Inc.	Wireless	250,000	10/30/2021
NanoGriptech Inc.	Other Technology	750,000	10/31/2021
Natomas Labs, Inc.	Other Technology	1,500,000	08/15/2021
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Proper Labs, Inc.	Internet	1,500,000	10/30/2021
Reali Inc.	Other Technology	12,000,000	09/30/2021
Starface World, Inc.	Internet	2,000,000	11/15/2021
Swiftly Systems, Inc.	Software	2,500,000	08/30/2021
Terragon, Inc.	Software	500,000	10/31/2021
The Safe and Fair Food Company LLC	Other Technology	1,000,000	07/31/2021
Therapydia, Inc.	Other Healthcare	1,500,000	04/30/2022
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
Wine Plum, Inc	Other Technology	4,000,000	07/31/2021
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Total		$81,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2021 and 2020.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Total return**	6.96%	4.43%	14.32%	4.46%

Per share amounts:
Net asset value, beginning of period	$1,802.41	$1,426.44	$1,833.27	$1,138.32
Net investment income	144.36	63.40	259.88	140.21
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(5.96)	(0.24)	2.42	(76.72)
Net increase in net assets resulting from operations	138.40	63.16	262.30	63.49
Distributions to shareholder	(204.04)	(22.38)	(498.80)	(64.59)
Contributions from shareholder	595.00	—	735.00	330.00

Net asset value, end of period	$2,331.77	$1,467.22	$2,331.77	$1,467.22
Net assets, end of period	$233,176,826	$146,721,694	$233,176,826	$146,721,694

Ratios to average net assets:
Expenses*	7.79%	8.35%	7.34%	9.49%
Net investment income*	27.97%	17.77%	26.56%	21.65%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$186,475,000	$103,625,000	$173,128,571	$103,785,714

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

COVID-19's Impact on Results of Operations and Liquidity & Capital Resources
The slowdown of the global and local economies in 2020 had had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended June 30, 2020. At the end of 2020, vaccines were approved for deployment by various government health agencies, resulting in shelter-in-place and quarantine restrictions that have continued to loosen over the first six months of 2021. The recent market stability, in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments. For the quarter ended June 30, 2021, the Fund recognized unrealized gains from loans compared to the recognized unrealized losses for the same period in 2020.
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

Results of Operations - For the Three and Six Months Ended June 30, 2021 and 2020
Analysis of Interest Income
Total investment income for the three months ended June 30, 2021 and 2020 was $18.5 million and $9.3 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$365,738,789	$18,076,777	14.61%	5.16%	$234,362,526	$9,272,778	12.70%	3.13%
All Loans	$376,287,362	$18,455,104	14.60%	5.02%	$244,086,939	$9,308,799	12.24%	3.01%
Interest income for performing and all loans increased by $8.8 million and $9.1 million, or 95% and 98%, respectively, for the three moths ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to the increase growth in our loan portfolio and early loan payoffs. The average outstanding balance for performing and all loans increased by $131.4 million and $132.2 million, or 56% and 54%, respectively, for the three months ended June 30, 2021 compared to the same period in 2020.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$341,803,840	$32,552,398	14.37%	4.68%	$220,239,824	$19,619,696	14.31%	3.51%
All Loans	$351,596,078	$33,142,352	14.30%	4.55%	$227,509,498	$19,655,717	13.89%	3.39%
Interest income for performing and all loans increased by $12.9 million and $13.5 million, or 66% and 69%, respectively, for the six months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to the increase growth in our loan portfolio. The average outstanding balance for performing and all loans increased by $121.6 million and $124.1 million, or 55% and 55%, respectively, for the six months ended June 30, 2021 compared to the same period in 2020.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.
The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$186,475,000	$1,537,561	3.30%	$103,625,000	$921,686	3.56%
    Interest expense increased by $616 thousand, or 67%, for the three months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to higher average debt outstanding, slightly offset by lower weighted average interest rate.
The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$173,128,571	$2,750,725	3.18%	$103,785,714	$2,151,471	4.15%
Interest expense increased by $599 thousand, or 28%, for the six months ended June 30, 2021 compared to the same period in 2020. The increase is primarily due to higher average debt outstanding, offset by lower weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2021	2020	Change ($)	2021	2020	Change ($)
Management fees	$1,811,250	$1,840,000	$(28,750)	$3,622,500	$3,680,000	$(57,500)
Banking and professional fees	$640,849	$191,921	$448,928	$742,608	$256,937	$485,671
Other operating expenses	$30,226	$26,329	$3,897	$60,869	$58,587	$2,282
Total Operating Expense	$2,482,325	$2,058,250	$424,075	$4,425,977	$3,995,524	$430,453
Management fees did not materially decrease for the three and six months ended June 30, 2021 compared to the same periods in 2020. For the period from January 1, 2021 through June 30, 2021, management fees were calculated at 1.575% of the Company's committed capital. For the same period in 2020, management fees were calculated at 1.600% of the Company's committed capital.

    Banking and professional fees increased by $0.4 million and $0.5 million, or 234% and 189%, respectively, for the three and six months ended June 30, 2021 compared to the same periods in 2020. Increase in banking and professional fees were primarily due to higher legal fees associated with the documentation of loans.

    Other operating expenses did not materially increase for the three and six months ended June 30, 2021 compared to the same periods in 2020. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Realized and Change in Unrealized Gains (Losses)

    Net investment income for the three months ended June 30, 2021 and 2020 was $14.4 million and $6.3 million, respectively. Net investment income for the six months ended June 30, 2021 and 2020 was $26.0 million and $14.0 million, respectively.

Net realized loss from loans was zero for the three months ended June 30, 2021 and 2020, respectively. Net realized loss from loans was $0.1 million and zero for the six months ended June 30, 2021 and 2020, respectively. This is loss incurred on a written-off loan.

    Net realized loss from derivative instruments was $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Net realized loss from derivative instruments was $0.7 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively. The primary reason for the loss was interest paid by the Fund on the interest rate swap and floor agreement when the fixed rate interest of the swap and floor was higher than the floating rate.

    Net change in unrealized gain (loss) from loans was $(0.5) million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from loans was $0.3 million and $(6.2) million for the six months ended June 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain (loss) from derivative instruments was $0.3 million and less than $(0.1) million for the three months ended June 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from derivative instruments was $0.7 million and $(1.1) million for the six months ended June 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized losses.

    Net increase in net assets resulting from operations for the three months ended June 30, 2021 and 2020 was $13.8 million and $6.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2021 and 2020 was $138.40 and $63.16, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2021 and 2020 was $26.2 million and $6.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2021 and 2020 was $262.30 and $63.48, respectively.

Liquidity and Capital Resources – June 30, 2021 and December 31, 2020

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $316.6 million and $243.1 million as of June 30, 2021 and December 31, 2020, respectively. As of both June 30, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $460.0 million, of which $351.9 million and $264.5 million had been called and received, respectively. As of June 30, 2021, $108.1 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $59.7 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the six months ended June 30, 2021 and 2020 was as follows:

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Net cash used in operating activities	$(88,236,327)	$(55,417,989)
Net cash provided by financing activities	81,231,665	52,659,712
Net decrease in cash and cash equivalents	$(7,004,662)	$(2,758,277)

    As of June 30, 2021 and December 31, 2020, 2.4% and 6.8%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

    Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2021, $184.5 million was outstanding under the facility.

     For the six months ended June 30, 2021 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $168.9 million for the six months ended June 30, 2021. Net loan amounts outstanding after amortization and valuation adjustments increased by $97.5 million for the same period. Unexpired unfunded commitments totaled $82.0 million as of June 30, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2021	$632.4 million	$224.3 million	$408.0 million	$82.0 million
December 31, 2020	$463.4 million	$152.9 million	$310.5 million	$83.2 million

    The following tables show the unexpired unfunded commitments by portfolio company as of June 30, 2021 and December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2021	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Airvine Scientific, Inc.	Wireless	625,000	09/30/2021
Alchera Incorporated	Other Healthcare	1,500,000	01/31/2022
Big Run Studios, Inc.	Software	1,000,000	09/30/2021
Bizly, Inc.	Software	1,000,000	09/30/2021
Brave Care Inc.	Other Technology	1,250,000	10/31/2021
BriteCo LLC	Software	350,000	10/30/2021
Candy Club Holdings, Inc.	Other Technology	2,500,000	10/31/2021
ClipCall, Inc.	Other Technology	500,000	08/15/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	7,500,000	01/31/2022
Equestrian Labs, Inc.	Other Technology	750,000	09/30/2021
Exo Imaging	Medical Devices	2,000,000	09/30/2021
Fakespot, Inc.	Other Technology	500,000	01/31/2022
GLO Pharma, Inc.	Biotechnology	2,000,000	10/31/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Grayce, Inc.	Other Healthcare	1,500,000	12/31/2021
Hello Heart, Inc.	Other Healthcare	2,000,000	09/30/2021
HumanAPI, Inc.	Other Healthcare	1,000,000	12/01/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Level Home, Inc.	Other Technology	10,000,000	08/25/2021
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
MeshPlusPlus, Inc.	Wireless	250,000	10/30/2021
NanoGriptech Inc.	Other Technology	750,000	10/31/2021
Natomas Labs, Inc.	Other Technology	1,500,000	08/15/2021
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Proper Labs, Inc.	Internet	1,500,000	10/30/2021
Reali Inc.	Other Technology	12,000,000	09/30/2021
Starface World, Inc.	Internet	2,000,000	11/15/2021
Swiftly Systems, Inc.	Software	2,500,000	08/30/2021
Terragon, Inc.	Software	500,000	10/31/2021
The Safe and Fair Food Company LLC	Other Technology	1,000,000	07/31/2021
Therapydia, Inc.	Other Healthcare	1,500,000	04/30/2022
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
Wine Plum, Inc	Other Technology	4,000,000	07/31/2021
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Total		$81,950,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000

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

    As of June 30, 2021, the Fund had cash balance of $5.5 million and approximately $185.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $108.1 million and recallable capital of $59.7 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2021, the Fund’s asset coverage ratio was 226%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2021, the outstanding debt balance was $184.5 million at a floating interest rate of 0.10%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor, and a weighted-average ceiling of 1.06% on $50.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Income	Increase (Decrease) in Total Income
(0.50)%	$(27,463)	$(285,000)	$(250,000)	$185,423	$(377,040)
1%	$54,926	$570,000	$118,900	$(1,845,000)	$(1,101,174)
2%	$109,852	$1,140,000	$609,000	$(3,690,000)	$(1,831,148)
3%	$164,777	$1,710,000	$1,109,000	$(5,535,000)	$(2,551,223)
4%	$219,703	$2,280,000	$1,609,000	$(7,380,000)	$(3,271,297)
5%	$274,629	$2,850,000	$2,109,000	$(9,225,000)	$(3,991,371)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Jared S. Thear
Maurice C. Werdegar		Jared S. Thear
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 12, 2021	Date:	August 12, 2021