Form 10-Q
period 2021-09-30
Venture Lending & Leasing IX, Inc.
filed 2021-11-12
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2021
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2021 and 2020

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2021 and 2020

Condensed Schedules of Investments (Unaudited)
As of September 30, 2021 and December 31, 2020

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2021 and December 31, 2020

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020(a)
ASSETS
Loans, at estimated fair value
(cost of $483,243,524 and $323,011,028)	$468,526,464	$310,522,149
Derivative assets	151,981	—
Cash and cash equivalents	61,558,514	12,497,243
Dividend and interest receivables	6,233,910	3,856,598
Deferred bank fees	2,168,472	428,638
Other assets	616,875	257,168
Total assets	539,256,216	327,561,796

LIABILITIES
Borrowings under debt facility	262,500,000	140,000,000
Accrued management fees	1,725,000	1,811,250
Derivative liabilities	393,020	1,254,214
Accounts payable and other accrued liabilities	3,110,678	1,169,497
Total liabilities	267,728,698	144,234,961

NET ASSETS	$271,527,518	$183,326,835

Analysis of Net Assets:

Capital paid in on shares of capital stock	$344,125,000	$243,125,000
Total distributable losses	(72,597,482)	(59,798,165)
Net assets (equivalent to $2,715.28 and $1,833.27 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$271,527,518	$183,326,835

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$132,610,000	$83,200,000

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

INVESTMENT INCOME:
Interest on loans	$31,494,140	$13,742,951	$64,636,492	$33,398,668
Other interest and other income	116,001	1,599	138,000	513,603
Total investment income	31,610,141	13,744,550	64,774,492	33,912,271

EXPENSES:
Management fees	1,725,000	1,811,250	5,347,500	5,491,250
Interest expense	1,704,395	1,122,167	4,455,120	3,273,638
Banking and professional fees	181,025	156,344	923,633	413,281
Other operating expenses	60,682	55,873	121,552	114,459
Total expenses	3,671,102	3,145,634	10,847,805	9,292,628
Net investment income	27,939,039	10,598,916	53,926,687	24,619,643

Net realized loss from loans	—	—	(119,127)	—
Net realized loss from derivative instruments	(356,028)	(308,540)	(1,007,113)	(648,828)
Net change in unrealized loss from loans	(2,547,792)	(2,988,820)	(2,228,180)	(9,173,663)
Net change in unrealized gain (loss) from derivative instruments	320,324	354,578	1,013,174	(792,740)
Net realized and change in unrealized loss from loans and derivative instruments	(2,583,496)	(2,942,782)	(2,341,246)	(10,615,231)

Net increase in net assets resulting from operations	$25,355,543	$7,656,134	$51,585,441	$14,004,412

Amounts per common share:
Net increase in net assets resulting from operations per share	$253.56	$76.56	$515.85	$140.04
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Total Distributable Earnings (Loss)	Net Assets
Balance at June 30, 2020	100,000	$100	$181,124,900	$(34,403,306)	$146,721,694
Net increase in net assets resulting from operations	—	—	—	7,656,134	7,656,134
Distributions to shareholder	—	—	—	(10,381,537)	(10,381,537)
Contributions from shareholder	—	—	62,000,000	—	62,000,000
Balance at September 30, 2020	100,000	$100	$243,124,900	$(37,128,709)	$205,996,291

Balance at June 30, 2021	100,000	$100	$316,624,900	$(83,448,174)	$233,176,826
Net increase in net assets resulting from operations	—	—	—	25,355,543	25,355,543
Distributions to shareholder	—	—	—	(14,504,851)	(14,504,851)
Contributions from shareholder	—	—	27,500,000	—	27,500,000
Balance at September 30, 2021	100,000	$100	$344,124,900	$(72,597,482)	$271,527,518

Balance at December 31, 2019	100,000	$100	$148,124,900	$(34,292,627)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	14,004,412	14,004,412
Distributions to shareholder	—	—	—	(16,840,494)	(16,840,494)
Contributions from shareholder	—	—	95,000,000	—	95,000,000
Balance at September 30, 2020	100,000	$100	$243,124,900	$(37,128,709)	$205,996,291

Balance at December 31, 2020	100,000	$100	$243,124,900	$(59,798,165)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	51,585,441	51,585,441
Distributions to shareholder	—	—	—	(64,384,758)	(64,384,758)
Contributions from shareholder	—	—	101,000,000	—	101,000,000
Balance at September 30, 2021	100,000	$100	$344,124,900	$(72,597,482)	$271,527,518

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020(a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$51,585,441	$14,004,412
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	119,127	—
Net realized loss from derivative instruments	1,007,113	648,828
Net change in unrealized loss from loans	2,228,180	9,173,663
Net change in unrealized (gain) loss from derivative instruments	(1,013,174)	792,740
Amortization of deferred costs related to borrowing facility	577,416	321,478
Net increase in dividend and interest receivables	(2,377,312)	(589,854)
Net increase in other assets	(359,707)	(337,226)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,854,931	30,052
Origination of loans	(313,790,000)	(145,825,000)
Principal payments on loans	135,568,390	69,188,827
Accretion of discount on loans	17,575,968	6,473,341
Acquisition of equity securities	(30,290,739)	(9,156,421)
Net cash used in operating activities	(137,314,366)	(55,275,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(33,800,000)	(7,000,000)
Contributions from shareholder	101,000,000	95,000,000
Borrowings under debt facility	195,200,000	70,500,000
Repayments of borrowings under debt facility	(72,700,000)	(92,500,000)
Payments made for derivative instruments	(1,007,113)	(648,828)
Payments of bank facility fees and costs	(2,317,250)	—
Net cash provided by financing activities	186,375,637	65,351,172

Net increase in cash and cash equivalents	49,061,271	10,076,012

CASH AND CASH EQUIVALENTS:
Beginning of period	12,497,243	10,754,759
End of period	$61,558,514	$20,830,771

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,400,946	$2,885,266
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$30,584,758	$9,840,494
Receipt of equity securities as repayment of loans	$294,020	$684,073
(a) Certain prior period information has been disclosed to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$7,426,316	$6,861,242	$6,861,242	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		631,043	621,945	621,945	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		246,854	227,585	227,585	4/1/2023
	Driver Bioengineering, Inc. Subtotal					877,897	849,530	849,530
	Genomic Prediction, Inc.		Senior Secured	11.0%		987,777	907,461	907,461	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,976,083	1,881,938	1,881,938	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,972,475	2,884,303	2,884,303	12/1/2024
	GLO Pharma, Inc. Subtotal					4,948,558	4,766,241	4,766,241
	Quartzy, Inc.		Senior Secured	12.0%		1,083,619	1,064,846	1,064,846	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		542,001	500,123	500,123	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,112,525	1,091,531	1,091,531	7/1/2024
	Quartzy, Inc. Subtotal					2,738,145	2,656,500	2,656,500
Biotechnology Total		5.9%				$16,978,693	$16,040,974	$16,040,974

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$1,978,534	$1,940,215	$1,940,215	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,848,224	13,990,442	13,990,442	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.8%		1,574,856	1,547,112	1,547,112	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		7,911,081	7,580,300	7,580,300	3/1/2024
	Canary Connect, Inc. Subtotal					26,312,695	25,058,069	25,058,069
Computers & Storage Total		9.2%				$26,312,695	$25,058,069	$25,058,069

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,932,984	$5,164,730	$4,419,858	*
Enterprise Networking Total		1.6%				$5,932,984	$5,164,730	$4,419,858

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$1,484,942	$932,216	$932,216	8/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		99,687	99,687	99,687	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		299,041	289,297	289,297	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		203,755	186,151	186,151	9/1/2023
	Ainsly, Inc. Subtotal ** ^					602,483	575,135	575,135
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,767,262	4,767,262	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		494,930	452,884	452,884	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		313,845	304,024	304,024	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,506,868	4,408,151	4,408,151	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,398,172	2,375,145	2,375,145	2/1/2024
	MyPizza Technologies, Inc. Subtotal					6,905,040	6,783,296	6,783,296
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	790,165	790,165	3/1/2023
	Osix Corporation		Senior Secured	12.3%		11,302	11,061	11,061	12/1/2021
	Osix Corporation		Senior Secured	12.0%		4,949,983	4,658,801	4,658,801	8/1/2024
	Osix Corporation Subtotal					4,961,285	4,669,862	4,669,862
	Pixalate, Inc.		Senior Secured	12.5%		5,936,798	5,334,224	5,334,224	4/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Proper Labs, Inc.		Senior Secured	11.5%		1,484,954	1,362,917	1,362,917	11/1/2024
	RenoFi, Inc.		Senior Secured	12.0%		180,689	172,416	172,416	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		903,096	875,244	875,244	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		180,788	178,093	178,093	6/1/2023
	RenoFi, Inc. Subtotal					1,264,573	1,225,753	1,225,753
	Residently USA, LLC ** ^		Senior Secured	12.0%		596,609	556,542	556,542	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		338,733	338,734	338,734	12/1/2023
	Residently USA, LLC Subtotal ** ^					935,342	895,276	895,276
	RetailerX, Inc.		Senior Secured	12.0%		1,979,149	1,880,543	1,880,543	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		988,933	945,469	945,469	5/1/2024
	RetailerX, Inc. Subtotal					2,968,082	2,826,012	2,826,012
	Serface Care, Inc.		Senior Secured	12.3%		961,139	471,701	4,484	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	—	*
	Starface World, Inc.		Senior Secured	12.0%		465,994	457,669	457,669	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,474,876	2,345,279	2,345,279	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		873,600	834,446	834,446	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		990,534	969,564	969,564	10/1/2024
	Starface World, Inc. Subtotal					4,805,004	4,606,958	4,606,958
	Stay Alfred, Inc.		Senior Secured	18.0%		5,705,324	4,191,828	706,176	*
	Usual Beverage Co.		Senior Secured	12.0%		2,968,254	2,835,604	2,835,604	9/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,934,422	1,913,620	1,913,620	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,933,690	1,870,584	1,870,584	12/1/2023
	Verishop, Inc. Subtotal					3,868,112	3,784,204	3,784,204
Internet Total		15.8%				$51,836,140	$47,120,002	$42,856,452

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,980,400	$1,844,987	$1,844,987	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		1,565,217	1,522,955	1,522,955	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,565,793	1,550,057	1,550,057	3/1/2023
	Ablacon, Inc. Subtotal					3,131,010	3,073,012	3,073,012
	Anutra Medical, Inc.		Senior Secured	12.0%		643,430	606,752	606,752	7/1/2024
	Anutra Medical, Inc.		Senior Secured	12.0%		116,304	113,876	113,876	10/1/2022
	Anutra Medical, Inc. Subtotal					759,734	720,628	720,628
	CytoVale, Inc.		Senior Secured	12.0%		989,385	965,389	965,389	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		189,225	188,216	188,216	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		128,011	126,136	126,136	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		389,025	374,779	374,779	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		1,978,327	1,886,519	1,886,519	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		402,793	397,330	397,330	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		167,378	166,394	166,394	7/1/2022
	CytoVale, Inc. Subtotal					4,244,144	4,104,763	4,104,763
	eXo Imaging, Inc.		Senior Secured	11.8%		1,627,407	1,545,563	1,545,563	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,628,861	1,602,983	1,602,983	9/1/2023
	eXo Imaging, Inc. Subtotal					3,256,268	3,148,546	3,148,546
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,825,103	1,617,266	*
	Norbert Health, Inc.		Senior Secured	12.3%		989,489	888,986	888,986	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		1,688,541	1,632,712	1,632,712	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		844,482	832,656	832,656	10/1/2023
	Siren Care, Inc. Subtotal					2,533,023	2,465,368	2,465,368
	SVN Med, LLC		Senior Secured	15.0%		1,805,854	1,513,336	1,513,336	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		903,158	752,466	752,466	12/1/2023
	SVN Med, LLC Subtotal					2,709,012	2,265,802	2,265,802
Medical Devices Total		7.4%				$29,603,080	$27,337,195	$20,129,358

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,484,374	$1,303,337	$1,303,337	7/1/2024
	Artisan Development Labs, Inc.		Senior Secured	12.3%		330,484	300,818	300,818	4/1/2023
	Elysium Health, Inc.		Senior Secured	12.0%		7,422,577	6,641,287	6,641,287	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		5,080,652	4,822,943	4,822,943	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,092,289	3,028,450	3,028,450	6/1/2024
	GoForward, Inc. Subtotal					8,172,941	7,851,393	7,851,393
	Grayce, Inc.		Senior Secured	11.8%		989,882	926,666	926,666	9/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,980,181	1,850,314	1,850,314	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		822,423	797,954	797,954	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		658,124	651,843	651,843	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,980,181	1,943,709	1,943,709	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		654,825	647,193	647,193	11/1/2023
	Hello Heart Inc. Subtotal					6,095,734	5,891,013	5,891,013
	Honeybee Health, Inc.		Senior Secured	11.0%		1,981,080	1,981,080	1,981,080	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		990,302	884,075	884,075	6/1/2024
	Honeybee Health, Inc. Subtotal					2,971,382	2,865,155	2,865,155
	HumanAPI, Inc.		Senior Secured	11.8%		1,239,409	1,200,472	1,200,472	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,979,803	1,862,889	1,862,889	8/1/2024
	HumanAPI, Inc. Subtotal					3,219,212	3,063,361	3,063,361
	Minded, Inc.		Senior Secured	12.0%		1,979,591	1,853,125	1,853,125	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		720,624	682,358	682,358	2/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		346,417	339,346	339,346	7/1/2024
	Oula Heath, Inc. Subtotal					1,067,041	1,021,704	1,021,704
	PeerWell, Inc.		Senior Secured	12.0%		988,760	937,505	937,505	3/1/2024
	SchoolCare, Inc.		Senior Secured	11.8%		489,975	485,876	485,876	7/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	68,858	66,171	66,171	3/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,795	427,722	427,722	4/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	78,815	78,815	78,815	6/1/2023
	Therapydia, Inc. Subtotal					642,468	572,708	572,708
	Tia, Inc.		Senior Secured	11.8%		1,978,216	1,782,181	1,782,181	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,474,013	2,427,242	2,427,242	9/1/2024
	Tia, Inc. Subtotal					4,452,229	4,209,423	4,209,423
	Vessel Health, Inc.		Senior Secured	12.0%		617,934	579,439	579,439	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,025	618,025	618,025	3/1/2024
	Vessel Health, Inc. Subtotal					1,235,959	1,197,464	1,197,464
	Yes Health, Inc.		Senior Secured	12.0%		989,918	923,488	923,488	10/1/2024
Other Healthcare Total		14.7%				$42,532,527	$40,044,323	$40,044,323

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		$244,667	$193,953	$193,953	9/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		588,950	588,950	588,950	9/1/2024
	8E14 Networks, Inc.		Senior Secured	13.0%		271,036	271,037	271,037	12/1/2023
	8E14 Networks, Inc. Subtotal					1,104,653	1,053,940	1,053,940
	8i Corporation		Senior Secured	12.0%		1,354,806	1,292,895	1,292,895	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		242,946	229,730	229,730	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,688,781	1,539,856	1,539,856	10/1/2023
	Aclima, Inc. Subtotal					1,931,727	1,769,586	1,769,586
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		215,156	209,021	209,021	9/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		903,043	810,476	810,476	12/1/2023
	Antitoxin Technologies Inc. Subtotal ** ^					1,118,199	1,019,497	1,019,497

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	ATeam Army, Inc.		Senior Secured	12.0%		825,393	797,681	797,681	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,500	1,249,500	1,249,500	4/1/2025
	Beanfields, PBC		Senior Secured	12.5%		1,033,620	1,007,928	1,007,928	3/1/2023
	Brave Care Inc.		Senior Secured	12.0%		2,226,737	2,058,528	2,058,528	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		277,586	270,960	270,960	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		539,857	535,131	535,131	3/1/2023
	Brightside Benefit, Inc. Subtotal					817,443	806,091	806,091
	BW Industries, Inc.		Senior Secured	11.8%		1,273,812	1,207,030	1,207,030	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,331,009	1,314,828	1,314,828	6/1/2023
	BW Industries, Inc. Subtotal					2,604,821	2,521,858	2,521,858
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,947,308	3,820,174	3,820,174	10/1/2024
	ClipCall, Inc.		Senior Secured	12.5%		422,669	384,783	384,783	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		494,946	494,946	494,946	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,977,809	1,911,028	1,911,028	6/1/2024
	Content Adjacent, Inc. Subtotal					2,472,755	2,405,974	2,405,974
	Coterie Applications, Inc.		Senior Secured	12.5%		988,671	988,671	988,671	3/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		494,512	494,512	494,512	6/1/2024
	Coterie Applications, Inc.		Senior Secured	11.0%		2,476,319	2,226,025	2,226,025	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		814,735	748,547	748,547	9/1/2023
	Coterie Applications, Inc. Subtotal					4,774,237	4,457,755	4,457,755
	Daybase, Inc.		Senior Secured	12.0%		989,944	897,214	897,214	9/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,484,060	1,384,247	1,384,247	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,292	725,590	725,590	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,226,352	2,109,837	2,109,837
	Fakespot, Inc.		Senior Secured	12.0%		989,796	969,877	969,877	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		494,655	440,854	440,854	8/1/2024
	Fakespot, Inc. Subtotal					1,484,451	1,410,731	1,410,731
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,108,076	887,976	887,976	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,546,991	1,490,040	1,490,040	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,723,638	2,568,934	2,568,934	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,355	315,991	315,991	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,303,281	1,266,823	1,266,823	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,925,522	6,582,949	6,582,949	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		361,764	357,519	357,519	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		914,709	905,656	905,656	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,944,397	4,720,148	4,720,148	2/1/2025
	Higher Ground Education, Inc. Subtotal					14,769,028	14,149,086	14,149,086
	Hint, Inc.		Senior Secured	12.0%		3,956,602	3,685,824	3,685,824	6/1/2023
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,474,661	2,308,957	2,308,957	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,947,952	4,815,782	4,815,782	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		491,000	457,104	457,104	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,530,820	2,453,490	2,453,490	6/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		1,957,007	1,957,007	1,957,007	8/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		3,760,515	3,626,222	3,626,222	7/1/2023
	Lambda School, Inc. Subtotal					5,717,522	5,583,229	5,583,229
	Level Home, Inc.		Senior Secured	11.8%		9,898,973	9,212,559	9,212,559	5/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Level Home, Inc.		Senior Secured	11.8%		9,901,803	9,720,103	9,720,103	2/1/2025
	Level Home, Inc. Subtotal					19,800,776	18,932,662	18,932,662
	Make School, Inc.		Senior Secured	11.3%		79,946	69,065	17,527	*
	MASC Inc.		Senior Secured	12.0%		492,167	416,177	416,177	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		989,599	941,035	941,035	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		495,115	483,920	483,920	6/1/2025
	Mavenform, Inc. Subtotal					1,484,714	1,424,955	1,424,955
	Merlin Labs, Inc.		Senior Secured	11.0%		162,989	160,649	160,649	6/1/2022
	Merlin Labs, Inc.		Senior Secured	11.0%		2,955,998	2,780,022	2,780,022	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		140,450	139,165	139,165	1/1/2023
	Merlin Labs, Inc. Subtotal					3,259,437	3,079,836	3,079,836
	MinoMonsters, Inc. **		Senior Secured	11.5%		2,475,592	2,376,573	2,376,573	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		24,734,620	21,037,382	21,037,382	3/1/2022
	NanoGriptech Inc.		Senior Secured	12.3%		1,236,718	1,091,723	1,091,723	8/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,473,882	2,289,198	2,289,198	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,484,527	1,446,096	1,446,096	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,922,072	1,881,787	1,881,787	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,881,676	2,725,512	2,725,512	2/1/2024
	Natomas Labs, Inc. Subtotal					8,762,157	8,342,593	8,342,593
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,745,261	2,664,140	2,664,140	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,594,079	1,568,939	1,568,939	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,515,287	4,439,933	4,439,933	12/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					8,854,627	8,673,012	8,673,012
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,876,762	340,511	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,921,261	1,804,703	1,804,703	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,922,283	1,882,842	1,882,842	2/1/2024
	OnePointOne, Inc. Subtotal					3,843,544	3,687,545	3,687,545
	Opya, Inc.		Senior Secured	12.0%		805,595	787,142	787,142	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		1,078,015	1,044,310	1,044,310	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,481,313	1,375,747	1,375,747	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		2,972,178	2,760,111	2,760,111	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		499,053	486,902	486,902	8/1/2022
	Plant Prefab, Inc. Subtotal					3,471,231	3,247,013	3,247,013
	Platform Science, Inc.		Senior Secured	11.5%		3,375,252	3,256,906	3,256,906	10/1/2023
	Platform Science, Inc.		Senior Secured	12.0%		232,589	229,186	229,186	2/1/2022
	Platform Science, Inc. Subtotal					3,607,841	3,486,092	3,486,092
	Plethora, Inc.		Senior Secured	11.5%		1,484,760	1,435,904	1,435,904	9/1/2024
	Plethora, Inc.		Senior Secured	11.5%		817,915	792,223	792,223	7/1/2022
	Plethora, Inc. Subtotal					2,302,675	2,228,127	2,228,127
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,875,841	1,780,483	1,780,483	4/1/2024
	Reali Inc.		Senior Secured	12.5%		2,966,638	2,837,611	2,837,611	3/1/2024
	Reali Inc.		Senior Secured	12.5%		11,874,620	11,310,857	11,310,857	12/1/2024
	Reali Inc.		Senior Secured	12.5%		3,258,942	3,154,550	3,154,550	9/1/2023
	Reali Inc. Subtotal					18,100,200	17,303,018	17,303,018
	Romaine Empire, Inc.		Senior Secured	12.3%		4,395,237	4,248,900	4,248,900	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		310,045	301,947	301,947	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		34,625	15,875	15,875	*
	Sorfeo Inc.		Senior Secured	11.5%		990,202	981,043	981,043	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		3,366,247	3,093,660	3,093,660	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,812,494	8,417,667	8,417,667	9/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Sustainable Living Partners, LLC Subtotal					13,178,741	11,511,327	11,511,327
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,472,815	2,166,010	2,166,010	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		488,875	457,800	457,800	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		326,072	326,072	326,072	9/1/2023
	TomoCredit, Inc. Subtotal					814,947	783,872	783,872
	Umbra Lab, Inc.		Senior Secured	12.0%		4,946,375	4,776,221	4,776,221	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,948,123	4,755,259	4,755,259	6/1/2024
	Umbra Lab, Inc. Subtotal					9,894,498	9,531,480	9,531,480
	Veev Group, Inc.		Senior Secured	12.5%		113,292	112,607	112,607	12/1/2021
	Veev Group, Inc.		Senior Secured	12.5%		904,219	843,463	843,463	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		2,713,229	2,682,160	2,682,160	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,786,297	18,857,081	18,857,081	12/1/2024
	Veev Group, Inc. Subtotal					23,517,037	22,495,311	22,495,311
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,029,794	1,433,932	*
	Welcome Tech, Inc.		Senior Secured	10.5%		263,714	256,175	256,175	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,411,272	2,298,078	2,298,078	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		432,755	424,735	424,735	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		494,616	494,616	494,616	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,582	378,922	378,922	6/1/2024
	World Wrapps II, Inc. Subtotal					989,198	873,538	873,538
Other Technology Total		83%				$244,286,844	$227,642,696	$225,459,045

Security
	Nok Nok Labs, Inc.		Senior Secured	12.5%		$282,619	$280,701	$280,701	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		1,354,669	1,354,669	1,354,669	12/1/2023
	Popily, Inc.		Senior Secured	12.5%		902,840	825,790	825,790	12/1/2023
	Popily, Inc. Subtotal					2,257,509	2,180,459	2,180,459
Security Total		0.9%				$2,540,128	$2,461,160	$2,461,160

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$113,308	$112,808	$112,808	11/1/2021
Semiconductors & Equipment Total		—%				$113,308	$112,808	$112,808

Software
	Afero, Inc.		Senior Secured	12.3%		$2,329,882	$2,104,137	$2,104,137	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		8,913,291	8,419,944	8,419,944	2/1/2025
	BackboneAI Inc.		Senior Secured	12.3%		494,702	483,992	483,992	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		361,652	330,034	330,034	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		361,828	355,995	355,995	6/1/2023
	BackboneAI Inc. Subtotal					1,218,182	1,170,021	1,170,021
	Big Run Studios, Inc.		Senior Secured	11.5%		1,980,251	1,854,402	1,854,402	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		990,098	966,747	966,747	12/1/2024
	Big Run Studios, Inc. Subtotal					2,970,349	2,821,149	2,821,149
	Bizly, Inc.		Senior Secured	11.5%		297,042	289,338	289,338	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		346,415	288,842	288,842	12/1/2024
	Bizly, Inc. Subtotal					643,457	578,180	578,180
	Blockdaemon, Inc.		Senior Secured	12.0%		989,275	938,967	938,967	3/1/2024
	Blockdaemon, Inc.		Senior Secured	11.3%		81,664	80,626	80,626	6/1/2022
	Blockdaemon, Inc. Subtotal					1,070,939	1,019,593	1,019,593
	BriteCo LLC		Senior Secured	12.0%		395,786	335,075	335,075	7/1/2024
	Censia Inc.		Senior Secured	11.0%		462,408	451,357	451,357	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		741,823	731,193	731,193	9/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Cloudleaf, Inc.		Senior Secured	12.0%		1,083,991	1,036,483	1,036,483	8/1/2023
	Cloudleaf, Inc. Subtotal					1,825,814	1,767,676	1,767,676
	Dynamics, Inc.		Senior Secured	12.5%		722,729	712,235	712,235	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		624,919	613,012	613,012	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		990,031	941,998	941,998	3/1/2025
	ICX Media, Inc.		Senior Secured	12.5%		762,829	651,140	528,348	*
	Ipolipo, Inc.		Senior Secured	12.0%		747,313	706,749	706,749	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		596,411	591,130	591,130	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,192,669	1,150,819	1,150,819	2/1/2023
	Medable, Inc. Subtotal					1,789,080	1,741,949	1,741,949
	Metawave Corporation		Senior Secured	12.0%		334,707	330,675	330,675	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		84,744	83,884	83,884	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		111,528	111,527	111,527	3/1/2022
	Migo Money, Inc. Subtotal ** ^					196,272	195,411	195,411
	OrderGroove, Inc.		Senior Secured	12.0%		4,407,324	4,187,290	4,187,290	4/1/2024
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,227,435	2,114,990	2,114,990	8/1/2025
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		1,397,615	1,346,000	1,346,000	1/1/2024
	Pixlee TurnTo, Inc. Subtotal					3,625,050	3,460,990	3,460,990
	Safe Securities Inc.		Senior Secured	12.0%		298,231	286,467	286,467	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		5,940,585	5,603,350	5,603,350	9/1/2025
	Safe Securities Inc. Subtotal					6,238,816	5,889,817	5,889,817
	SF Insuretech, Inc.		Senior Secured	11.8%		2,970,234	2,800,905	2,800,905	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,979,643	1,757,959	1,757,959	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		814,932	739,281	739,281	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		266,016	260,121	260,121	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,946,786	4,215,689	4,215,689	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,474,367	2,351,054	2,351,054	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,421,153	6,566,743	6,566,743
	Swivel, Inc.		Senior Secured	12.0%		91,598	89,147	89,147	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		107,203	107,203	107,203	10/1/2022
	Swivel, Inc. Subtotal					198,801	196,350	196,350
	Terragon, Inc. ** ^		Senior Secured	12.0%		494,823	360,515	360,515	5/1/2024
	Trucking Jobs Technologies, Inc.		Senior Secured	10.5%		634,347	577,387	577,387	7/1/2024
	Truthset, Inc.		Senior Secured	10.5%		222,284	213,657	213,657	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		258,204	258,204	258,204	5/1/2023
	Truthset, Inc. Subtotal					480,488	471,861	471,861
	Workspot, Inc.		Senior Secured	12.0%		989,443	942,298	942,298	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		298,100	289,509	289,509	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,621,676	2,513,665	2,513,665	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		348,881	345,110	345,110	10/1/2022
	Workspot, Inc. Subtotal					4,258,100	4,090,582	4,090,582
Software Total		20.5%				$59,787,715	$55,920,102	$55,797,310

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,980,638	$1,862,729	$1,862,729	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		7,919,550	7,132,278	7,132,278	6/1/2024
	iLearningEngines Inc. Subtotal					9,900,188	8,995,007	8,995,007
	Klar Holdings Limited ** ^		Senior Secured	12.5%		116,618	105,857	105,857	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,480,488	2,425,515	2,425,515	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	193,445	186,034	186,034	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,473,976	2,304,282	2,304,282	6/1/2024
	Klar Holdings Limited Subtotal ** ^					5,264,527	5,021,688	5,021,688

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value	Maturity Date
	Liftit, Inc. ** ^		Senior Secured	12.0%		232,531	230,698	230,698	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		198,667	193,153	193,153	8/1/2022
	Liftit, Inc. Subtotal ** ^					431,198	423,851	423,851
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,454,669	1,404,065	1,404,065	12/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,921,731	1,864,054	1,864,054	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,979,494	1,957,751	1,957,751	4/1/2024
	Riffyn, Inc. Subtotal					3,901,225	3,821,805	3,821,805
	Zanbato, Inc.		Senior Secured	11.0%		2,845,285	2,777,461	2,777,461	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,016,141	1,989,103	1,794,745	6/1/2024
Technology Services Total		8.9%				$25,813,233	$24,432,980	$24,238,622

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$619,145	$580,667	$580,667	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		53,974	53,362	53,362	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		619,215	603,212	603,212	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		53,936	52,531	52,531	9/1/2022
	AirVine Scientific, Inc. Subtotal					1,346,270	1,289,772	1,289,772
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,340	240,612	240,612	6/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		741,768	690,587	690,587	3/1/2024
	MeshPlusPlus, Inc. Subtotal					989,108	931,199	931,199
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,693,306	4,555,394	4,555,394	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,644,537	2,614,054	2,614,054	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,546,154	2,518,066	2,518,066	8/1/2023
	Parallel Wireless, Inc. Subtotal					9,883,997	9,687,514	9,687,514
Wireless Total		4.4%				$12,219,375	$11,908,485	$11,908,485
Grand Total		172.6%				$517,956,722	$483,243,524	$468,526,464

* As of September 30, 2021, loans with a cost basis of $23.6 million and a fair value of $9.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of September 30, 2021, 10.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of September 30, 2021, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of September 30, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(191,060)	$—	$(191,060)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(89,361)	—	(89,361)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	138,967	—	138,967

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	30,000,000	(112,599)	—	(112,599)

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	13,014	—	13,014

Total				$157,000,000	$(241,039)	$—	$(241,039)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	As of December 31, 2020
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(818,923)	$—	$(818,923)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(380,548)	—	(380,548)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(54,743)	—	(54,743)

Total				$77,000,000	$(1,254,214)	$—	$(1,254,214)
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2021, the Fund held 28,713,677 units in the First American Government Obligations Fund Class Z valued at $1 per unit at a yield of 0.02% and cash of $32,844,837, totaling $61,558,514 in cash and cash equivalents, which represented 22.7% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the Fund held 12,497,243 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01% - 0.02%, which represented 6.8% of the net assets of the Fund.
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

    As of September 30, 2021 and December 31, 2020, the financial statements included nonmarketable investments of $468.5 million and $310.5 million, respectively, (or 86.9% and 94.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
    As of September 30, 2021 and December 31, 2020, loans with a cost basis of $23.6 million and $20.8 million and a fair value of $9.1 million and $9.2 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2021 and December 31, 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

    The interest rate swap and floor instruments are contractually scheduled to terminate on December 20, 2021. The interest rate collar instruments with MUFG Union Bank, N.A. is contractually scheduled to terminate on

June 30, 2025. Interest rate collar instruments with Zions Bancorporation, N.A. are contractually scheduled to terminate on March 18, 2024 and June 30, 2025, respectively.
3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loan and all loans.

Performing Loans	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	20.66%	17.24%	16.77%	15.42%
Weighted Average Interest Rate - Non-Cash	9.02%	4.09%	6.34%	3.73%
Weighted-Average Interest Rate	29.68%	21.33%	23.11%	19.15%

All Loans	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Weighted-Average Interest Rate - Cash	20.11%	16.76%	16.53%	14.98%
Weighted Average Interest Rate - Non-Cash	8.79%	3.93%	6.17%	3.61%
Weighted-Average Interest Rate	28.90%	20.69%	22.70%	18.59%

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

    All loans as of September 30, 2021 and December 31, 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2021 and December 31, 2020, the Fund had unexpired unfunded commitments to borrowers of $132.6 million and $83.2 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2021 and 2020.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2021 and December 31, 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amounts & Ranges

Biotechnology	$16,040,974	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 16%)

Computers & Storage	25,058,069	Hypothetical market analysis	Hypothetical market coupon rate	14%*

Enterprise Networking	4,419,858	Income Approach	Expected amount and timing of cash flow payment Discount Rate	$6,692,096* 1%

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2021	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amounts & Ranges
Internet	42,856,452	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 35%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,486,652 ($0 - $1,495,298) 0% (0% - 1%)

Medical Devices	20,129,358	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,500,000* 1%

Other Healthcare	40,044,323	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 24%)

Other Technology	225,459,045	Hypothetical market analysis	Hypothetical market coupon rate	19% (12% - 46%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,191,021 ($0 - $2,654,675) 1% (0% - 1%)

Security	2,461,160	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 16%)

Semiconductors & Equipment	112,808	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	55,797,310	Hypothetical market analysis	Hypothetical market coupon rate	16% (13% - 37%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$747,235* 1%

Technology Services	24,238,622	Hypothetical market analysis	Hypothetical market coupon rate	16% (12% - 18%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,200,935* 1%

Wireless	11,908,485	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 17%)

Total loan investments	$468,526,464
(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Computers & Storage	16,731,094	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 15%)

Enterprise Networking	5,279,909	Hypothetical market analysis	Hypothetical market coupon rate	19%*

Internet	28,421,725	Hypothetical market analysis	Hypothetical market coupon rate	15% (13% - 25%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$580,327 ($12,500 - $669,324) 1% (0% - 1%)

Medical Devices	20,522,036	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$10,329,931* 1%

Other Healthcare	24,315,525	Hypothetical market analysis	Hypothetical market coupon rate	15% (14% - 24%)

Other Technology	126,568,043	Hypothetical market analysis	Hypothetical market coupon rate	16% (14% - 32%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$3,247,663 ($18,125 - $4,798,121) 1% (0% - 1%)

Security	4,650,326	Hypothetical market analysis	Hypothetical market coupon rate	18% (14% - 99%)

Semiconductors & Equipment	585,915	Hypothetical market analysis	Hypothetical market coupon rate	16%*

Software	42,025,003	Hypothetical market analysis	Hypothetical market coupon rate	18% (13% - 26%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$1,910,350 ($208,725 - $2,343,019) 1%

Technology Services	22,385,643	Hypothetical market analysis	Hypothetical market coupon rate	17% (13% - 23%)
		Income Approach	Expected amount and timing of cash flow payment Discount Rate	$2,453,039 ($2,402,281 - $2,501,785) 1%

Wireless	12,671,029	Hypothetical market analysis	Hypothetical market coupon rate	14% (14% - 16%)

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Inputs	Weighted Averages(a)/Amount & Ranges

Total Loan Investments	$310,522,149
(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

    The following tables present the balances of assets and liabilities as of September 30, 2021 and December 31, 2020 measured at fair value on a recurring basis:

As of September 30, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$468,526,464	$468,526,464
Derivative assets	—	151,981	—	151,981
Cash equivalents	28,713,677	—	—	28,713,677
Total assets	$28,713,677	$151,981	$468,526,464	$497,392,122

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$262,500,000	$—	$262,500,000
Derivative liabilities	—	393,020	—	393,020
Total liabilities	$—	$262,893,020	$—	$262,893,020

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$310,522,149	$310,522,149
Cash equivalents	12,497,243	—	—	12,497,243
Total assets	$12,497,243	$—	$310,522,149	$323,019,392

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$140,000,000	$—	$140,000,000
Derivative liabilities	—	1,254,214	—	1,254,214
Total liabilities	$—	$141,254,214	$—	$141,254,214

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Loans	Stock	Warrants	Loans	Stock	Warrants
Beginning balance	$408,049,077	$—	$—	$310,522,149	$—	$—
Acquisitions and originations	144,865,000	225,000	14,279,851	313,790,000	1,846,658	28,738,101
Principal reductions	(72,264,554)	—	—	(135,862,410)	—	—
Accretion of discount on loans	(9,575,267)	—	—	(17,575,968)	—	—
Distributions to shareholder	—	(225,000)	(14,279,851)	—	(1,846,658)	(28,738,101)
Net change in unrealized gain (loss) from loans	(2,547,792)	—	—	(2,228,180)	—	—
Net realized loss from loans	—	—	—	(119,127)	—	—
Ending balance	$468,526,464	$—	$—	$468,526,464	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$(2,547,792)			$(2,476,191)

	For the Three Months Ended September 30, 2020(a)			For the Nine Months Ended September 30, 2020(a)
	Loans	Stock	Warrants	Loans	Stock	Warrants	Convertible Note
Beginning balance	$259,423,657	$—	$—	$203,311,245	$—	$—	$—
Acquisitions and originations	48,608,333	750,000	2,631,536	145,825,000	750,000	8,914,947	175,547
Principal reductions	(38,813,714)	—	—	(69,872,900)	—	—	—
Accretion of discount on loans	(2,613,115)	—	—	(6,473,341)	—	—	—
Distributions to shareholder	—	(750,000)	(2,631,536)	—	(750,000)	(8,914,947)	(175,547)
Net change in unrealized gain (loss) from loans	(2,988,820)	—	—	(9,173,663)	—	—	—
Ending balance	$263,616,341	$—	$—	$263,616,341	$—	$—	$—
Net change in unrealized gain (loss) from loans relating to loans still held at period end	$(3,071,860)			$(9,173,663)

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
5.    CAPITAL STOCK
    As of both September 30, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2021 and December 31, 2020, was $460.0 million. Total contributed capital to the Company as of September 30, 2021 and December 31, 2020 was $388.7 million and $264.5 million, respectively, of which $344.1 million and $243.1 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Cash distributions	$33,800,000	$7,000,000
Distributions of equity securities	30,584,758	9,840,494
Total distributions to shareholder	$64,384,758	$16,840,494

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of September 30, 2021 and December 31, 2020, the Fund’s asset coverage for borrowings was 203% and 231%, respectively.
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
    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of September 30, 2021, the Fund’s outstanding borrowings were entirely based on the LIBOR rate. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2021 and December 31, 2020, $262.5 million and $140.0 million, respectively, was outstanding under the facility.
    As of September 30, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.0803%
3-Month LIBOR	0.1301%
    Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2021 and December 31, 2020, the remaining unamortized fees and costs of $2.2 million and $0.4 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2021 and December 31, 2020, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of September 30, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$262,500,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$262,500,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$140,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$140,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager initially received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.500% as of September 30, 2021, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.7 million and $5.3 million were recognized as expenses for the three and nine months ended September 30, 2021, respectively. Management fees of $1.8 million and $5.5 million were recognized as expenses for the same respective periods in 2020.
8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may enter into additional hedging transactions to remain in compliance with the hedging requirements to the debt facility. As of September 30, 2021, the total notional principal amount was $57.0 million.

    The Fund pays a weighted average rate of 2.28% and receives from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments are made monthly. The payments and interest rate swap and floor agreement will terminate on December 20, 2021. Payments to or from the counterparty are recorded to net realized gain (loss) from derivative instruments.

Interest Rate Collar

    On June 29, 2020, the Fund entered into an interest rate collar transaction with MUFG Union Bank, N.A. The aggregate notional principal amount of the interest rate collar is $20.0 million, with a cap of 1.1500% and floor of 0.1700% on floating rate based upon a 1-Month LIBOR rate. On February 26, 2021, the Fund entered into an interest rate collar transaction with Zions Bancorporation, N.A. dba California Bank & Trust. The aggregate notional amount of the interest rate collar is $30.0 million, with a cap of 1.0000% and floor of 0.3500% on floating rate based upon 1-Month LIBOR rate. On August 27, 2021, the Fund entered into an interest rate collar transaction with Zions Bancorporation, N.A. dba California Bank & Trust. The aggregate notional amount of the interest rate collar is $50.0 million, with a cap of 1.5000% and floor of 0.4200% on floating rate based upon 1-Month LIBOR rate.

    The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the 1-Month LIBOR rate falls below the established floor rate, and the counterparty will pay the Fund if the 1-Month LIBOR rate exceeds the established cap rate. The interest rate collar settles monthly. The interest rate collar transaction with MUFG Union Bank, N.A. is expected to terminate on June 30, 2025. The interest rate collar transactions with Zions Bancorporation, N.A. are expected to terminate on March 18, 2024 and June 30, 2025, respectively.

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of September 30, 2021 and December 31, 2020.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate swap and floor	$—	$—	$280,421	$1,199,471
Interest rate collar	$151,981	$—	$112,599	$54,743
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Condensed Statements of Operation Caption	2021	2020	2021	2020
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$313,112	$292,432	$919,050	$(678,472)
	Net realized loss from derivative instruments	$(318,533)	$(308,139)	$(938,952)	$(648,427)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$7,212	$62,146	$94,124	$(114,268)
	Net realized loss from derivative instruments	$(37,495)	$(401)	$(68,161)	$(401)

    The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$138,967	$(138,967)	$—	$—	$—
Zions Bancorporation, N.A.	13,014	(13,014)	—	—	—
Total	$151,981	$(151,981)	$—	$—	$—

	As of September 30, 2021
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
MUFG Union Bank, N.A.	$(280,421)	$138,967	$—	$—	$(141,454)
Zions Bancorporation, N.A.	(112,599)	13,014	—	—	(99,585)
Total	$(393,020)	$151,981	$—	$—	$(241,039)

	As of December 31, 2020
Counterparty	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

	As of December 31, 2020
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
MUFG Union Bank, N.A.	$(1,254,214)	$—	$—	$—	$(1,254,214)
Total	$(1,254,214)	$—	$—	$—	$(1,254,214)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty.
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2021, the Fund has met the BDC and RIC requirements.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2021 and December 31, 2020:

Asset	As of September 30, 2021
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$483,243,524	$—	$(14,717,060)	$(14,717,060)
Derivative asset	—	—	151,981	151,981
Total	$483,243,524	$—	$(14,565,079)	$(14,565,079)

	As of September 30, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liabilities	$—	$—	$(393,020)	$(393,020)
Total	$—	$—	$(393,020)	$(393,020)

Asset	As of December 31, 2020
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$323,011,028	$—	$(12,488,879)	$(12,488,879)
Total	$323,011,028	$—	$(12,488,879)	$(12,488,879)

	As of December 31, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liabilities	$—	$—	$(1,254,214)	$(1,254,214)
Total	$—	$—	$(1,254,214)	$(1,254,214)
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

The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2021, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2021.
    The Fund anticipates distributing all distributable earnings by the end of the year. As of September 30, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.
    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
    As of September 30, 2021 and December 31, 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $132.6 million and $83.2 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2021 and December 31, 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2021	Expiration Date
10club Pte Ltd.	Internet	$29,500,000	09/30/2022
303 Holdings, Inc.	Technology Services	3,000,000	12/31/2021
Alchera Incorporated	Other Healthcare	1,500,000	01/31/2022
Amino Inc.	Software	11,000,000	12/31/2022
Bankroll Club, LLC	Other Technology	1,500,000	12/31/2021
Benson Hill, Inc.	Other Technology	20,000,000	12/30/2021
Bizly, Inc.	Software	1,000,000	11/30/2021
Brave Care, Inc.	Other Technology	1,250,000	10/31/2021
BriteCo LLC	Software	350,000	10/30/2021
Calysta, Inc.	Biotechnology	7,500,000	12/31/2021
Candy Club Holdings, Inc.	Other Technology	2,500,000	10/31/2021
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Equestrian Labs, Inc.	Other Technology	750,000	10/08/2021
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
Grayce, Inc.	Other Healthcare	500,000	12/31/2021
Hadrian Automation, Inc.	Other Technology	750,000	12/31/2021
HumanAPI, Inc.	Other Healthcare	1,000,000	12/01/2021
MASC Inc.	Other Technology	1,500,000	07/31/2022

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2021	Expiration Date
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
MeshPlusPlus, Inc.	Wireless	250,000	10/30/2021
MinoMonsters, Inc.	Other Technology	1,000,000	10/15/2021
NanoGriptech Inc.	Other Technology	750,000	10/31/2021
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Oula Health, Inc.	Other Healthcare	400,000	11/30/2021
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
Plant Prefab, Inc.	Other Technology	2,000,000	11/30/2021
Proper Labs, Inc.	Internet	1,500,000	10/30/2021
Safe Securities, Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
Starface World, Inc.	Internet	1,000,000	11/15/2021
Sustainable Living Partners, LLC	Other Technology	5,000,000	10/31/2021
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Terragon, Inc.	Software	500,000	10/31/2021
Therapydia, Inc.	Other Healthcare	1,500,000	04/30/2022
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Yes Health, Inc.	Other Healthcare	1,000,000	11/30/2021
Total		$132,610,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2021 and 2020.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Total return**	10.52%	5.23%	26.34%	9.92%

Per share amounts:
Net asset value, beginning of period	$2,331.77	$1,467.22	$1,833.27	$1,138.32
Net investment income	279.39	105.99	539.27	246.20
Net realized and change in unrealized loss from loans and derivative instruments	(25.83)	(29.43)	(23.42)	(106.16)
Net increase in net assets resulting from operations	253.56	76.56	515.85	140.04
Distributions to shareholder	(145.05)	(103.82)	(643.84)	(168.40)
Contributions from shareholder	275.00	620.00	1,010.00	950.00

Net asset value, end of period	$2,715.28	$2,059.96	$2,715.28	$2,059.96
Net assets, end of period	$271,527,518	$205,996,291	$271,527,518	$205,996,291

Ratios to average net assets:
Expenses*	5.89%	8.38%	6.77%	9.08%
Net investment income*	44.80%	28.23%	33.63%	24.06%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$227,000,000	$115,500,000	$193,540,000	$106,850,000

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest.  The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and Fund VIII's Board of Directors ratified, its discretion to extend Fund VIII’s investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII’s investment period. As of March 31, 2021, Fund VIII reached the end of its investment period. As a result, the Fund ceased to co-invest with Fund VIIII as of that date. The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with WTI Fund X, Inc. (“Fund X”)

    The Manager also serves as the investment manager for Fund X. The Fund’s Board of Directors determined that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X will be dissolved), the Fund may invest in each portfolio company in which Fund X invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund X, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the Conditions described above. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund X may also be invested. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

COVID-19's Impact on Results of Operations and Liquidity & Capital Resources
Throughout 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Due to the increased market volatility, valuation of the Fund’s loan investments contributed to increased unrealized losses from loans for the quarter ended September 30, 2020. At the end of 2020, vaccines were approved for deployment by governmental health agencies resulting in reduced quarantine and travel restrictions and an improved economic outlook. Through September 30, 2021, the continuing market stability, in addition to the recovering local and global economies, factored into the Fund’s valuation adjustments which reflected an improvement in certain portfolio companies' performance. For the quarter ended September 30, 2021, the Fund recognized lower unrealized loss from loans compared to the same period in 2020.
Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.
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

Results of Operations - For the Three and Nine Months Ended September 30, 2021 and 2020
Analysis of Interest Income
Total investment income for the three months ended September 30, 2021 and 2020 was $31.6 million and $13.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021				For the Three Months Ended September 30, 2020
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$424,497,151	$31,494,140	20.66%	9.02%	$255,762,752	$13,638,239	17.24%	4.09%
All Loans	$435,936,342	$31,494,140	20.11%	8.79%	$265,715,353	$13,742,951	16.76%	3.93%
Interest income for performing and all loans increased by $17.9 million and $17.8 million, or 131% and 129%, respectively, for the three months ended September 30, 2021 compared to the same period in 2020. The increase is primarily due to the increased growth in our loan portfolio and early loan payoffs. The average outstanding balance for performing and all loans increased by $168.7 million and $170.2 million, or 66% and 64%, respectively, for the three months ended September 30, 2021 compared to the same period in 2020.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021				For the Nine Months Ended September 30, 2020
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$369,529,528	$64,046,539	16.77%	6.34%	$231,573,232	$33,257,935	15.42%	3.73%
All Loans	$379,686,884	$64,636,492	16.53%	6.17%	$239,600,424	$33,398,668	14.98%	3.61%
Interest income for performing and all loans increased by $30.8 million and $31.2 million, or 93% and 94%, respectively, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase is primarily due to the increased growth in our loan portfolio. The average outstanding balance for performing and all loans increased by $138.0 million and $140.1 million, or 60% and 58%, respectively, for the nine months ended September 30, 2021 compared to the same period in 2020.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.
The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$227,000,000	$1,704,395	3.00%	$115,500,000	$1,122,167	3.89%
    Interest expense increased by $582 thousand, or 52%, for the three months ended September 30, 2021 compared to the same period in 2020. The increase is primarily due to higher average debt outstanding, slightly offset by lower weighted average interest rate.
The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$193,540,000	$4,455,120	3.07%	$106,850,000	$3,273,638	4.09%
Interest expense increased by $1.2 million, or 36%, for the nine months ended September 30, 2021 compared to the same period in 2020. The increase is primarily due to higher average debt outstanding, offset by lower weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three and nine months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2021	2020	Change ($)	2021	2020	Change ($)
Management fees	$1,725,000	$1,811,250	$(86,250)	$5,347,500	$5,491,250	$(143,750)
Banking and professional fees	$181,025	$156,344	$24,681	$923,633	$413,281	$510,352
Other operating expenses	$60,682	$55,873	$4,809	$121,552	$114,459	$7,093
Total Operating Expense	$1,966,707	$2,023,467	$(56,760)	$6,392,685	$6,018,990	$373,695
Management fees did not materially decrease for the three and nine months ended September 30, 2021 compared to the same periods in 2020. For the period from January 1, 2021 through June 30, 2021, management fees were calculated at 1.575% of the Company's committed capital and for the period July 1, 2021 through September 30, 2021 management fees were calculated at 1.500%. For the period from January 1, 2020 through June 30, 2020, management fees were calculated at 1.600% of the Company's committed capital and for the period July 1, 2020 through September 30, 2020 management fees were calculated at 1.575%.

    Banking and professional fees did not increase materially for the three months ended September 30, 2021 compared to the same period in 2020 and increased $0.5 million, or 123%, for the nine months ended September 30, 2021 compared to the same period in 2020. Increase in banking and professional fees were primarily due to higher legal fees associated with the documentation of loans.

    Other operating expenses did not materially increase for the three and nine months ended September 30, 2021 compared to the same periods in 2020. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Realized and Change in Unrealized Gains (Losses)

    Net investment income for the three months ended September 30, 2021 and 2020 was $27.9 million and $10.6 million, respectively. Net investment income for the nine months ended September 30, 2021 and 2020 was $53.9 million and $24.6 million, respectively.

Net realized loss from loans was zero for the three months ended September 30, 2021 and 2020, respectively. Net realized loss from loans was $0.1 million and zero for the nine months ended September 30, 2021 and 2020, respectively. The net realized loss consisted of a loan that was written off.

    Net realized loss from derivative instruments was $0.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Net realized loss from derivative instruments was $1.0 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. The primary reason for the loss was interest paid by the Fund on the hedge agreement when the fixed interest rate was higher than the floating rate.

    Net change in unrealized loss from loans was $2.5 million and $3.0 million for the three months ended September 30, 2021 and 2020, respectively. Net change in unrealized loss from loans was $2.2 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain (loss) from derivative instruments was $0.3 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Net change in unrealized gain (loss) from derivative instruments was $1.0 million and $(0.8) million for the nine months ended September 30, 2021 and 2020, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized losses.

    Net increase in net assets resulting from operations for the three months ended September 30, 2021 and 2020 was $25.4 million and $7.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2021 and 2020 was $253.56 and $76.56, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2021 and 2020 was $51.6 million and $14.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2021 and 2020 was $515.85 and $140.04, respectively.

Liquidity and Capital Resources – September 30, 2021 and December 31, 2020

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $344.1 million and $243.1 million as of September 30, 2021 and December 31, 2020, respectively. As of both September 30, 2021 and December 31, 2020, the Company had subscriptions for capital in the amount of $460.0 million, of which $388.7 million and $264.5 million had been called and received, respectively. As of September 30, 2021, $71.3 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $59.7 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the nine months ended September 30, 2021 and 2020 was as follows:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Net cash used in operating activities	$(137,314,366)	$(55,275,160)
Net cash provided by financing activities	186,375,637	65,351,172
Net increase in cash and cash equivalents	$49,061,271	$10,076,012

    As of September 30, 2021 and December 31, 2020, 22.7% and 6.8%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

    Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2021, $262.5 million was outstanding under the facility.

     For the nine months ended September 30, 2021 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $313.8 million for the nine months ended September 30, 2021. Net loan amounts outstanding after amortization and valuation adjustments increased by $158.0 million for the same period. Unexpired unfunded commitments totaled $132.6 million as of September 30, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2021	$777.2 million	$308.7 million	$468.5 million	$132.6 million
December 31, 2020	$463.4 million	$152.9 million	$310.5 million	$83.2 million

    The following tables show the unexpired unfunded commitments by portfolio company as of September 30, 2021 and December 31, 2020.

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2021	Expiration Date
10club Pte Ltd.	Internet	$29,500,000	09/30/2022
303 Holdings, Inc.	Technology Services	3,000,000	12/31/2021
Alchera Incorporated	Other Healthcare	1,500,000	01/31/2022
Amino Inc.	Software	11,000,000	12/31/2022
Bankroll Club, LLC	Other Technology	1,500,000	12/31/2021
Benson Hill, Inc.	Other Technology	20,000,000	12/30/2021
Bizly, Inc.	Software	1,000,000	11/30/2021
Brave Care, Inc.	Other Technology	1,250,000	10/31/2021
BriteCo LLC	Software	350,000	10/30/2021
Calysta, Inc.	Biotechnology	7,500,000	12/31/2021
Candy Club Holdings, Inc.	Other Technology	2,500,000	10/31/2021
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Equestrian Labs, Inc.	Other Technology	750,000	10/08/2021
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
Grayce, Inc.	Other Healthcare	500,000	12/31/2021
Hadrian Automation, Inc.	Other Technology	750,000	12/31/2021
HumanAPI, Inc.	Other Healthcare	1,000,000	12/01/2021
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
MeshPlusPlus, Inc.	Wireless	250,000	10/30/2021
MinoMonsters, Inc.	Other Technology	1,000,000	10/15/2021
NanoGriptech Inc.	Other Technology	750,000	10/31/2021
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Oula Health, Inc.	Other Healthcare	400,000	11/30/2021
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
Plant Prefab, Inc.	Other Technology	2,000,000	11/30/2021
Proper Labs, Inc.	Internet	1,500,000	10/30/2021
Safe Securities, Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
Starface World, Inc.	Internet	1,000,000	11/15/2021
Sustainable Living Partners, LLC	Other Technology	5,000,000	10/31/2021
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Terragon, Inc.	Software	500,000	10/31/2021
Therapydia, Inc.	Other Healthcare	1,500,000	04/30/2022
Tia, Inc.	Other Healthcare	4,500,000	10/31/2021
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
World Wrapps II, Inc.	Other Technology	500,000	12/31/2021
Yes Health, Inc.	Other Healthcare	1,000,000	11/30/2021
Total		$132,610,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000

    Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

    As of September 30, 2021, the Fund had cash balance of $61.6 million and approximately $200.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $71.3 million and recallable capital of $59.7 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2021, the Fund’s asset coverage ratio was 203%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2021, the outstanding debt balance was $262.5 million at a floating interest rate of 0.08%, for which the Fund had derivative instruments in place with a weighted-average fixed interest rate of 2.28% on $57.0 million of the notional principal amount with an interest rate swap and floor, and a weighted-average ceiling of 1.28% on $100.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Swap and Floor	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Income	Increase (Decrease) in Total Income
(0.50)%	$(307,793)	$(285,000)	$(500,000)	$210,656	$(882,136)
1%	$615,585	$570,000	$292,825	$(2,625,000)	$(1,146,590)
2%	$1,231,170	$1,140,000	$1,069,000	$(5,250,000)	$(1,809,830)
3%	$1,846,755	$1,710,000	$2,069,000	$(7,875,000)	$(2,249,245)
4%	$2,462,341	$2,280,000	$3,069,000	$(10,500,000)	$(2,688,659)
5%	$3,077,926	$2,850,000	$4,069,000	$(13,125,000)	$(3,128,074)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.4
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Jared S. Thear
Maurice C. Werdegar		Jared S. Thear
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 12, 2021	Date:	November 12, 2021