Form 10-K
period 2021-12-31
Venture Lending & Leasing IX, Inc.
filed 2022-03-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2022, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 18, 2022	III

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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2021, the percentage of non-qualifying investments in the Fund was 13.2%.
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
The documentation for venture loans includes representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will have a contractual term of five to fifteen years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with a liquidity event such as an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, although, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.
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
Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. Diversification is carefully considered at the inception of each loan, but percentages may vary from the guideline at any particular point in time. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2021, the Fund made Special Situation Financings of about 1.3% of total commitments.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President and Chief Executive Officer	49	Chief Executive Officer for the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019 and held other positions with Westech Investment Advisors since 2001.
Jay L. Cohan, Vice President	57	Vice President for the Fund since 2017. Mr. Cohan has held Vice President, Assistant Secretary and other positions with Westech Investment Advisors since 1999.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function.
Rodolfo Ruano, Vice President and Assistant Secretary	54	Vice President and Assistant Secretary for the fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment partner for Westech Investment Advisors since 2011.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $350.0 million and the outstanding balance under the facility as of December 31, 2021 was $263.0 million.
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
Tax Status. The Fund must meet a number of requirements, including those described herein under the caption “Diversification Standards” and in Note 9 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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

    Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement applied on a provisional basis in the EU until it was formally ratified by the EU Parliament and has applied permanently from May 1, 2021. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

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

    Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017, 2018 and 2020, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus ("COVID-19"). The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

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

    LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority (“FCA”) announced its intention to phase out the use of LIBOR by the end of 2021. On May 3, 2021, the FCA made an announcement on the end of LIBOR and confirmed that immediately after December 31, 2021, LIBOR for the following settings will cease; in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings. Further, immediately after June 30, 2023, LIBOR in the case of the remaining US dollar settings will cease. The Fund currently utilizes LIBOR reference rates of 1-Month and 3-Months based on contractual terms of the Fund’s debt facility and derivative instruments, which we anticipate will continue to be actively quoted through June 30, 2023. Due to the limited use of LIBOR as a reference rate in the Fund’s business operations, Management believes the impact from the change to an alternative reference rate on the Fund’s results of operations, would potentially be limited to interest expense related to its borrowings under the Fund’s debt facility and mark-to-market gains(losses) related to the Fund’s derivative instruments. There is uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be fully determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.

INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. However, any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, further disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2021, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.
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

Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
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

Foreign Investment Review. Pursuant to Section 721 of the Defense Production Act of 1950, as amended (the “DPA”), the U.S. Government has the authority to restrict and prevent foreign acquisitions of and investments in U.S. companies (collectively, “Foreign Investments”) on national security grounds, actions that could adversely affect the Company’s and the Fund’s investment activities. The Committee on Foreign Investment in the United States (“CFIUS”), a U.S. Government interagency committee, conducts national security reviews of Foreign Investments and, in the interest of national security, may impose mitigation (i.e., restrictions) on such investments. CFIUS-imposed mitigation can take a variety of forms, including (i) restrictions on the foreign investor’s access to the U.S. company’s technology or facilities, (ii) restrictions on the foreign investor’s role in the governance or decision making of the U.S. company, (iii) mandatory divestiture of a foreign investor’s capital contribution and termination of its participation in the Company, (iv) mandatory U.S. Government approvals of changes to the U.S. company’s suppliers or the locations of its source code repositories, and (v) the appointment of a U.S. Government-approved monitor to verify the transaction parties’ compliance with the mitigation. The President of the United States (the “President”) may block a Foreign Investment that threatens to impair U.S. national security or order a foreign investor to divest of its Foreign Investment.

If the Fund has foreign investors, its investments are potentially subject to CFIUS review. In addition, foreign investors’ indirect investments in portfolio companies could subject such companies to CFIUS review. Finally, subsequent proposed financings, investments, acquisitions, or mergers or other transactions related to portfolio companies involving foreign persons also could be subject to CFIUS review.

Parties to transactions within CFIUS’s jurisdiction, potentially including the Company, the Fund and portfolio companies, may choose to submit a voluntary declaration or notice to CFIUS for its review. Rules implementing the Foreign Investment Risk Review Modernization Act (“FIRRMA”) of 2018 revised the CFIUS process to (i) expand CFIUS’s jurisdiction—notably to certain non-controlling investments in U.S. companies that are involved in critical technologies or critical infrastructure or that hold sensitive personal data of U.S. citizens—and (ii) mandate filings in certain instances. Specifically, mandatory filings may be required when a foreign investor acquires certain rights with respect to a U.S. business that deals in critical technology, or when a foreign government has a substantial interest in the foreign investor. Some of the Company’s and the Fund’s investments could fall within this expanded jurisdiction.

Due to these CFIUS considerations, the Company, the Fund and portfolio companies could incur increased costs, including legal fees, related to (i) evaluating whether a particular portfolio investment or other transaction related to a portfolio company requires the submission of a filing to CFIUS, (ii) evaluating whether the submission of a declaration or notice to CFIUS is warranted, (iii) drafting a filing and submitting it to CFIUS, (iv) undergoing a CFIUS review or investigation, (v) negotiating and implementing CFIUS-imposed mitigation, and (vi) complying with any Presidential order. Submission of a filing to CFIUS in connection with an investment or other transaction related to a portfolio company also could result in significant delays, as the CFIUS review and investigation process can last several months. CFIUS could condition its clearance of a Foreign Investment on adjustments to the terms of such Foreign Investment or other mitigation (including, if applicable, exclusion of a foreign investor of the Company from a Foreign Investment), and these conditions could adversely affect one or more portfolio companies and decrease the Company’s and the Fund’s return on its investment in any such portfolio company. In rare cases, the President could block a Foreign Investment or order the Company and the Fund to divest of a Foreign Investment. Finally, the Company and the Fund may choose not to make certain investments, or a portfolio company may choose not to solicit or pursue certain subsequent investments or other transactions, that are otherwise attractive based on an evaluation of the associated CFIUS risks.

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
Transactions with WTI Fund X, Inc. (“Fund X”). The Manager also serves as the investment manager for Fund X. The Fund’s Board of Directors determined that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X will be dissolved), the Fund may invest in each portfolio company in which Fund X invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund X, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the Conditions described above. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund X may also be invested. The Manager is permitted to extend the Fund's investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

    Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and, other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and, other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

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
    Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
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
The number of holders of record of the Fund’s common stock at March 14, 2022 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2021, the Fund had distributed $209.1 million to date to its sole shareholder, of which $137.5 million was in cash.

ITEM 6.        [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in connection with our Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

In addition to the historical information contained herein, the information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Annual Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

    The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.
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
Some of our portfolio companies may be impacted by rising inflation, which could have a material impact in their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period which is on June 30, 2022. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company. The investment period may be extended by up to two calendar quarters at the discretion of the Manager.

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Through December 31, 2021, as a result of an improved economic outlook and the continuing market stability, in addition to the recovering local and global economies, the Fund made valuation adjustments which reflected an improvement in certain portfolio companies' performance. For the year ended December 31, 2021, the Fund recognized lower unrealized loss from loans compared to the same period in 2020.

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
In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S.

GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.

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

Results of Operations – For the Years Ended December 31, 2021, 2020 and 2019
    For the most recent discussion on the results of operations for the period ending December 31, 2019, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 15, 2021.
Analysis of Interest Income
Total investment income for the years ended December 31, 2021, and 2020 was $86.0 million and $46.2 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. Increase in interest income on venture loans outstanding is a reflection of the increased volume of loans originated, average outstanding balance of the loans, and weighted-average interest rate on the loans.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$393,012,888	$84,965,060	15.76%	5.86%	$244,644,133	$45,556,945	14.82%	3.80%
All Loans	$403,313,700	$85,555,014	15.50%	5.71%	$252,948,149	$45,711,386	14.39%	3.68%
Interest income for performing and all loans increased by $39.4 million and $39.8 million, or 86.5% and 87.2%, respectively, for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to the increased growth in our loan portfolio. The average outstanding balance for performing and all loans increased by $148.4 million and $150.4 million, or 60.6% and 59.4%, respectively, for the year ended December 31, 2021 compared to the same period in 2020.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the year ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$206,569,231	$6,333,348	3.07%	$109,269,231	$4,233,746	3.87%
Interest expense increased by $2.1 million, or 50%, for the year ended December 31, 2021 compared to the same period in 2020. The increase is primarily due to higher average debt outstanding, offset by lower weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the year ended December 31, 2021 and 2020.

Operating Expense	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	Change ($)
Management fees	$7,072,500	$7,302,500	$(230,000)
Banking and professional fees	$1,395,114	$600,593	$794,521
Other operating expenses	$214,396	$175,284	$39,112
Total Operating Expense	$8,682,010	$8,078,377	$603,633
For the period from January 1, 2020 through June 30, 2020, management fees were calculated at 1.600% of the Company's committed capital. For the period from July 1, 2020 through December 31, 2020, management fees were calculated at 1.575% of the Company's committed capital. Management fees were calculated at 1.575% of the Company's committed capital from January 1, 2021 through June 30, 2021. For the period from July 1, 2021 through December 31, 2021, management fees were calculated at 1.500% of the Company's committed capital.
     Banking and professional fees were comprised of legal, audit, banking and other professional fees. The increase of $0.8 million or 132% was primarily due to increased legal fees associated with non-performing loans.
     Other operating expense included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

    The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2021 and 2020 totaled $1.9 million and $1.7 million, respectively.

Net investment income for the years ended December 31, 2021 and 2020 was $71.0 million and $33.9 million, respectively.
Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans for the years ended December 31, 2021 and 2020 was $0.1 million and less than $0.1 million, respectively. This is due to losses incurred on written-off loans.

    Net realized loss from derivative instruments for the years ended December 31, 2021 and 2020 was $1.3 million and $1.0 million, respectively. This is due to interest paid by the Fund on the interest rate swap and floor agreements and interest rate collar agreements when the fixed rate interest of the swap and floor and collar was higher than the floating rate.

    Net change in unrealized loss from loans for the years ended December 31, 2021 and 2020 was $5.4 million and $11.6 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans paid off and written off.

    Net change in unrealized gain (loss) from derivative instruments for the years ended December 31, 2021 and 2020 was $2.1 million and $(0.4) million, respectively. The net change in unrealized gain or loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes. The increase in unrealized gain from derivative instruments was primarily due to the low interest rate environment as well as the realized portion paid for the year ended December 31, 2021 compared to the same period in 2020.

    Net increase in net assets resulting from operations for the years ended December 31, 2021 and 2020 was $66.2 million and $20.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the same periods was $661.96 and $209.11, respectively.
Liquidity and Capital Resources -- December 31, 2021 and 2020
For the most recent discussion on the liquidity and capital resources for the period ending December 31, 2019, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 15, 2021.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $345.6 million and $243.1 million as of December 31, 2021 and 2020, respectively. As of both December 31, 2021 and 2020, the Company had subscriptions for capital in the amount of $460.0 million, of which $388.7 million and $264.5 million had been called and received, as of December 31, 2021 and 2020, respectively. As of December 31, 2021, $71.3 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $91.6 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.
The change in cash held by the Fund for the years ended December 31, 2021 and 2020 was as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Net cash used in operating activities	$(141,592,182)	$(101,496,769)
Net cash provided by financing activities	136,034,065	103,239,253
Net increase (decrease) in cash and cash equivalents	$(5,558,117)	$1,742,484
As of December 31, 2021 and 2020, 3.01% and 6.82%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
    On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350.0 million and extended the term of the facility (the “Amended Loan Agreement”). An additional $50.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

    Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2021, $263.0 million was outstanding under the facility.

For the year ended December 31, 2021 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $358.8 million and $215.6 million for the years ended December 31, 2021 and 2020, respectively. Net loan amounts outstanding after amortization and valuation adjustments increased by $173.5 million for the year ended December 31, 2021 compared to the same period in 2020. Unexpired unfunded commitments totaled $97.9 million and $83.2 million as of December 31, 2021 and 2020, respectively.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2021	$822.2 million	$338.2 million	$484.0 million	$97.9 million
December 31, 2020	$463.4 million	$152.9 million	$310.5 million	$83.2 million
The unexpired unfunded commitments by portfolio company as of December 31, 2021 and 2020 are detailed in Note 10 to the financial statements included in this filing.

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

    As of December 31, 2021, the Fund had a cash balance of $6.9 million and approximately $223.0 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to uncalled capital of $71.3 million and recallable capital of $91.6 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2021 and 2020, the Fund's asset coverage ratio was 187% and 231%, respectively.
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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2021, the outstanding debt balance was $263.0 million at a floating interest rate based on a daily 1-month LIBOR rate of 0.10%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.57% on $247.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(34,696)	$(1,235,000)	$266,288	$(1,003,408)
1%	$69,391	$863,500	$(2,630,000)	$(1,697,109)
2%	$138,783	$2,224,375	$(5,260,000)	$(2,896,842)
3%	$208,174	$4,560,500	$(7,890,000)	$(3,121,326)
4%	$277,565	$7,030,500	$(10,520,000)	$(3,211,935)
5%	$346,956	$9,500,500	$(13,150,000)	$(3,302,544)
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

Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2022 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund's Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2021 and 2020
Statements of Operations for the years ended December 31, 2021, 2020 and 2019
Statements of Changes in Net Assets for the years ended December 31, 2021, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Schedules of Investments as of December 31, 2021 and 2020
Schedules of Derivative Instruments as of December 31, 2021 and 2020
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.
2.    Exhibits

Exhibit	Exhibit Title

3.1
Amended and Restated Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on September 25, 2017, incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

3.2	Amended and Restated Bylaws of the Fund, incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

4.1
Purchase Agreement, dated June 28, 2017, between the Fund and the Company, incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on October 18, 2017.

4.2
Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934, incorporated by reference to Exhibit 4.2 to the Fund’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2021.

10.1	Global Custody Agreement dated July 27, 2015, between the Fund and MUFG Union Bank, N.A., as supplemented by Schedule I attached thereto, dated April 26, 2021.

10.2	Management Agreement dated December 15, 2017, between the Fund and the Manager.

10.3
Custody Agreement between the Fund and Wells Fargo Bank, National Association effective December 11, 2019, incorporated by reference to Exhibit 10.3 to the Fund’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.

10.4
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. (Exhibit 10.1 to this 10-K) to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021, incorporated by reference to Exhibit 10.4 to the Fund’s 10-Q filed with the Securities and Exchange Commission on November 12, 2021.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification)

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2022		Date:	March 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 14, 2022
Maurice C. Werdegar

By:	/S/David R. Wanek	President, CEO & Director	March 14, 2022
David R. Wanek

By:	/S/ Robert Hutter	Director	March 14, 2022
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 14, 2022
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 14, 2022
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2021 and 2020, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, the financial highlights (presented in Note 11) for each of the four years in the period ended December 31, 2021 and the period from June 28, 2017 (date of incorporation) to December 31, 2017, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the four years in the period ended December 31, 2021 and the period from June 28, 2017 (date of incorporation) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2021 and 2020, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the Fund has nonmarketable investments in loans of $484 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 14, 2022

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS:
Loans, at estimated fair value
(cost of $501,909,222 and $323,011,028)	$484,047,644	$310,522,149
Derivative assets	962,602	—
Cash and cash equivalents	6,939,126	12,497,243
Dividend and interest receivables	6,872,798	3,856,598
Other assets	2,110,405	685,806
Total assets	500,932,575	327,561,796

LIABILITIES:
Borrowings under debt facility	263,000,000	140,000,000
Accrued management fees	1,725,000	1,811,250
Derivative liability	130,697	1,254,214
Accounts payable and other accrued liabilities	5,883,327	1,169,497
Total liabilities	270,739,024	144,234,961

NET ASSETS:	$230,193,551	$183,326,835

Analysis of Net Assets:

Capital paid in on shares of capital stock	$345,625,000	$243,125,000
Cumulative return of capital distributions	(97,253,486)	(44,906,782)
Total distributable losses	(18,177,963)	(14,891,383)
Net assets (equivalent to $2,301.94 and $1,833.27 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$230,193,551	$183,326,835

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$97,948,732	$83,200,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2021, 2020 and 2019

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
INVESTMENT INCOME:
Interest on loans	$85,555,014	$45,711,386	$23,613,264
Other interest and other income	410,493	514,174	195,483
Total investment income	85,965,507	46,225,560	23,808,747

EXPENSES:
Management fees	7,072,500	7,302,500	7,302,500
Interest expense	6,333,348	4,233,746	3,995,300
Banking and professional fees	1,395,114	600,593	460,935
Other operating expenses	214,396	175,284	178,282
Total expenses	15,015,358	12,312,123	11,937,017
Net investment income	70,950,149	33,913,437	11,871,730

Net realized loss from loans	(119,127)	(27,819)	(2,393,159)
Net realized loss from derivative instruments	(1,348,685)	(960,747)	(73,774)
Net change in unrealized loss from loans	(5,372,700)	(11,584,945)	(903,934)
Net change in unrealized gain (loss) from derivative instruments	2,086,119	(428,640)	(825,574)
Net realized and change in unrealized loss from loans and derivative instruments	(4,754,393)	(13,002,151)	(4,196,441)
Net increase in net assets resulting from operations	$66,195,756	$20,911,286	$7,675,289

Amounts per common share:
Net increase in net assets resulting from operations per share	$661.96	$209.11	$76.75
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2021, 2020 and 2019

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2018 (a)	100,000	$100	$82,524,900	$(7,287,981)	$(1,148,292)	$74,088,727
Net increase in net assets resulting from operations	—	—	—	—	7,675,289	7,675,289
Distributions of income to shareholder	—	—	—	—	(9,404,796)	(9,404,796)
Return of capital to shareholder	—	—	—	(24,126,847)	—	(24,126,847)
Contributions from shareholder	—	—	65,600,000	—	—	65,600,000
Balance at December 31, 2019 (a)	100,000	$100	$148,124,900	$(31,414,828)	$(2,877,799)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	—	20,911,286	20,911,286
Distributions of income to shareholder	—	—	—	—	(32,924,870)	(32,924,870)
Return of capital to shareholder	—	—	—	(13,491,954)	—	(13,491,954)
Contributions from shareholder	—	—	95,000,000	—	—	95,000,000
Balance at December 31, 2020 (a)	100,000	$100	$243,124,900	$(44,906,782)	$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—	66,195,756	66,195,756
Distributions of income to shareholder	—	—	—	—	(69,482,336)	(69,482,336)
Return of capital to shareholder	—	—	—	(52,346,704)	—	(52,346,704)
Contributions from shareholder	—	—	102,500,000	—	—	102,500,000
Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
(a) Additional prior period information is shown for comparability with current period presentation.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020 (a)	December 31, 2019 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$66,195,756	$20,911,286	$7,675,289
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	119,127	27,819	2,393,159
Net realized loss from derivative instruments	1,348,685	960,747	73,774
Net change in unrealized loss from loans	5,372,700	11,584,945	903,934
Net change in unrealized (gain) loss from derivative instruments	(2,086,119)	428,640	825,574
Amortization of deferred costs related to borrowing facility	794,264	428,638	427,523
Origination of loans	(358,801,269)	(215,650,000)	(160,675,000)
Principal payments on loans, net of accretion	179,332,130	95,832,764	31,535,775
Acquisition of equity securities	(35,577,222)	(14,623,255)	(11,055,649)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(3,016,200)	(1,154,885)	(1,716,693)
Net (increase) decrease in other assets	98,387	(174,729)	(35,733)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees and due to manager	4,627,579	(68,739)	958,905
Net cash used in operating activities	(141,592,182)	(101,496,769)	(128,689,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(85,800,000)	(30,800,000)	(20,900,000)
Contributions from shareholder	102,500,000	95,000,000	65,600,000
Borrowings under debt facility	251,200,000	137,500,000	119,200,000
Repayments of borrowings under debt facility	(128,200,000)	(97,500,000)	(25,200,000)
Payments made for derivative instruments	(1,348,685)	(960,747)	(96,231)
Payments received from interest rate swap	—	—	22,458
Payments of bank facility fees and costs	(2,317,250)	—	(15,141)
Net cash provided by financing activities	136,034,065	103,239,253	138,611,086
Net increase (decrease) in cash and cash equivalents	(5,558,117)	1,742,484	9,921,944

CASH AND CASH EQUIVALENTS:
Beginning of year	12,497,243	10,754,759	832,815
End of year	$6,939,126	$12,497,243	$10,754,759

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$4,992,998	$3,648,316	$3,304,431
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$36,029,040	$15,616,824	$12,631,643
Receipt of equity securities as repayment of loans	$451,817	$993,568	$1,575,994
(a) Certain prior period information has been merged for comparability with current period presentation.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$7,424,123	$6,910,615	$6,910,615	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		210,665	196,509	196,509	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		548,126	541,260	541,260	6/1/2023
	Driver Bioengineering, Inc. Subtotal					758,791	737,769	737,769
	Genomic Prediction, Inc.		Senior Secured	11.0%		990,625	916,753	916,753	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,982,114	1,896,155	1,896,155	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,971,746	2,893,124	2,893,124	12/1/2024
	GLO Pharma, Inc. Subtotal					4,953,860	4,789,279	4,789,279
	Quartzy, Inc.		Senior Secured	12.0%		1,054,875	1,036,987	1,036,987	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		478,138	445,430	445,430	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		996,046	980,260	980,260	5/1/2024
	Quartzy, Inc. Subtotal					2,529,059	2,462,677	2,462,677
Biotechnology Total		6.9%				$16,656,458	$15,817,093	$15,817,093

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$1,806,184	$1,774,384	$1,774,384	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		7,221,950	6,947,036	6,947,036	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.8%		1,332,737	1,312,821	1,312,821	3/1/2023
	Canary Connect, Inc.		Senior Secured	11.8%		14,850,169	14,028,469	14,028,469	3/1/2026
	Canary Connect, Inc. Subtotal					25,211,040	24,062,710	24,062,710
Computers & Storage Total		10.5%				$25,211,040	$24,062,710	$24,062,710

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,972,984	$5,055,959	$4,311,087	*
Enterprise Networking Total		1.9%				$5,972,984	$5,055,959	$4,311,087

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$4,454,692	$4,309,407	$4,309,407	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,484,485	969,998	969,998	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,939,177	5,279,405	5,279,405
	Ainsly, Inc. ** ^		Senior Secured	12.5%		180,970	167,037	167,037	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		220,835	215,380	215,380	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		73,617	73,617	73,617	8/1/2022
	Ainsly, Inc. Subtotal ** ^					475,422	456,034	456,034
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		4,649,564	4,449,109	4,449,109	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		494,777	458,710	458,710	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		265,285	258,235	258,235	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,179,705	2,160,762	2,160,762	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,061,477	3,981,527	3,981,527	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,241,182	6,142,289	6,142,289
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	794,936	794,936	3/1/2023
	Osix Corporation		Senior Secured	12.0%		4,948,467	4,694,637	4,694,637	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,934,796	5,384,024	5,384,024	4/1/2025
	Proper Labs, Inc.		Senior Secured	11.5%		1,484,519	1,375,854	1,375,854	11/1/2024
	RenoFi, Inc.		Senior Secured	12.0%		157,216	155,178	155,178	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	RenoFi, Inc.		Senior Secured	12.0%		157,130	150,858	150,858	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		814,310	791,720	791,720	12/1/2023
	RenoFi, Inc. Subtotal					1,128,656	1,097,756	1,097,756
	Residently USA, LLC ** ^		Senior Secured	12.0%		498,522	470,265	470,265	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		305,431	305,431	305,431	12/1/2023
	Residently USA, LLC Subtotal ** ^					803,953	775,696	775,696
	RetailerX, Inc.		Senior Secured	12.0%		1,978,517	1,889,440	1,889,440	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		960,287	923,491	923,491	5/1/2024
	RetailerX, Inc. Subtotal					2,938,804	2,812,931	2,812,931
	Serface Care, Inc.		Senior Secured	12.3%		597,411	433,243	36,200	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	—	*
	Starface World, Inc.		Senior Secured	12.0%		783,946	752,446	752,446	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		990,265	971,780	971,780	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		422,046	415,242	415,242	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,474,163	2,359,716	2,359,716	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		990,476	970,472	970,472	10/1/2024
	Starface World, Inc. Subtotal					5,660,896	5,469,656	5,469,656
	Stay Alfred, Inc.		Senior Secured	18.0%		5,675,613	4,162,117	404,583	*
	Usual Beverage Co.		Senior Secured	12.0%		2,967,292	2,850,880	2,850,880	9/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,744,243	1,727,396	1,727,396	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,743,583	1,692,394	1,692,394	12/1/2023
	Verishop, Inc. Subtotal					3,487,826	3,419,790	3,419,790
Internet Total		20.1%				$54,869,673	$50,625,983	$46,160,725

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,806,873	$1,694,218	$1,694,218	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		1,321,869	1,291,586	1,291,586	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,322,356	1,311,100	1,311,100	3/1/2023
	Ablacon, Inc. Subtotal					2,644,225	2,602,686	2,602,686

	Anutra Medical, Inc.		Senior Secured	12.0%		90,784	89,282	89,282	10/1/2022
	Anutra Medical, Inc.		Senior Secured	12.0%		643,231	611,529	611,529	7/1/2024
	Anutra Medical, Inc. Subtotal					734,015	700,811	700,811
	CytoVale, Inc.		Senior Secured	12.0%		361,456	357,071	357,071	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		1,977,671	1,897,985	1,897,985	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		64,961	64,412	64,412	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		989,063	967,945	967,945	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		347,288	335,948	335,948	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		118,901	118,390	118,390	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		128,023	127,542	127,542	6/1/2022
	CytoVale, Inc. Subtotal					3,987,363	3,869,293	3,869,293
	eXo Imaging, Inc.		Senior Secured	11.8%		1,444,176	1,379,677	1,379,677	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,445,467	1,425,130	1,425,130	9/1/2023
	eXo Imaging, Inc. Subtotal					2,889,643	2,804,807	2,804,807
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,855,103	964,900	*
	Norbert Health, Inc.		Senior Secured	12.3%		989,165	902,830	902,830	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		754,310	744,906	744,906	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,508,243	1,463,777	1,463,777	10/1/2023
	Siren Care, Inc. Subtotal					2,262,553	2,208,683	2,208,683
	SVN Med, LLC		Senior Secured	15.0%		1,633,790	1,393,028	1,393,028	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		817,104	693,026	693,026	12/1/2023
	SVN Med, LLC Subtotal					2,450,894	2,086,054	2,086,054
Medical Devices Total		7.7%				$27,764,731	$25,724,485	$17,834,282

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,483,900	$1,326,776	$1,326,776	7/1/2024
	Alchera Incorporated		Senior Secured	12.0%		1,470,500	1,409,173	1,409,173	4/1/2025
	Alchera Incorporated Subtotal					2,954,400	2,735,949	2,735,949
	Artisan Development Labs, Inc.		Senior Secured	12.3%		282,447	260,582	260,582	4/1/2023
	Elysium Health, Inc.		Senior Secured	12.0%		7,420,231	6,722,807	6,722,807	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		4,507,323	4,304,301	4,304,301	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,091,343	3,036,842	3,036,842	6/1/2024
	GoForward, Inc. Subtotal					7,598,666	7,341,143	7,341,143
	Grayce, Inc.		Senior Secured	11.8%		990,011	932,249	932,249	9/1/2024
	Grayce, Inc.		Senior Secured	11.8%		494,614	483,462	483,462	12/1/2024
	Grayce, Inc. Subtotal					1,484,625	1,415,711	1,415,711
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,946,247	1,946,247	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,868,531	1,868,531	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		586,952	580,837	580,837	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		561,643	557,061	557,061	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		701,855	683,970	683,970	4/1/2023
	Hello Heart Inc. Subtotal					5,809,708	5,636,646	5,636,646
	Honeybee Health, Inc.		Senior Secured	11.0%		990,031	898,914	898,914	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		1,980,553	1,980,553	1,980,553	6/1/2024
	Honeybee Health, Inc. Subtotal					2,970,584	2,879,467	2,879,467
	HumanAPI, Inc.		Senior Secured	11.8%		1,175,103	1,145,778	1,145,778	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,979,202	1,877,319	1,877,319	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		990,180	961,832	961,832	2/1/2025
	HumanAPI, Inc. Subtotal					4,144,485	3,984,929	3,984,929
	Minded, Inc.		Senior Secured	12.0%		1,978,973	1,865,771	1,865,771	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		346,309	340,210	340,210	7/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		655,346	623,750	623,750	2/1/2024
	Oula Heath, Inc. Subtotal					1,001,655	963,960	963,960
	PeerWell, Inc.		Senior Secured	12.0%		902,629	860,003	860,003	3/1/2024
	SchoolCare, Inc.		Senior Secured	18.0%		395,761	388,046	82,551	*
	Therapydia, Inc.		Senior Secured	12.0%		494,637	434,026	434,026	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,944	480,199	480,199	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	58,588	56,636	56,636	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	68,858	68,858	68,858	6/1/2023
	Therapydia, Inc. Subtotal					1,117,027	1,039,719	1,039,719
	Tia, Inc.		Senior Secured	11.8%		1,920,749	1,754,268	1,754,268	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,473,240	2,432,270	2,432,270	9/1/2024
	Tia, Inc. Subtotal					4,393,989	4,186,538	4,186,538
	Vessel Health, Inc.		Senior Secured	12.0%		564,189	564,189	564,189	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		564,106	532,069	532,069	3/1/2024
	Vessel Health, Inc. Subtotal					1,128,295	1,096,258	1,096,258
	Yes Health, Inc.		Senior Secured	12.0%		989,613	930,838	930,838	10/1/2024
Other Healthcare Total		18.2%				$44,573,088	$42,308,367	$42,002,872

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		$217,430	$176,828	$176,828	9/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		244,666	244,666	244,666	12/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		593,274	593,274	593,274	9/1/2024
	8E14 Networks, Inc. Subtotal					1,055,370	1,014,768	1,014,768
	8i Corporation		Senior Secured	12.0%		1,221,610	1,171,343	1,171,343	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		149,173	143,913	143,913	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,507,598	1,388,554	1,388,554	10/1/2023
	Aclima, Inc. Subtotal					1,656,771	1,532,467	1,532,467

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		814,262	738,781	692,140	12/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	160,030	151,726	9/1/2022
	Antitoxin Technologies Inc. Subtotal ** ^					977,915	898,811	843,866
	ATeam Army, Inc.		Senior Secured	12.0%		705,214	684,917	684,917	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,693	1,263,475	1,263,475	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,500	1,483,500	1,483,500	4/1/2025
	Bankroll Club, LLC Subtotal					2,968,193	2,746,975	2,746,975
	Beanfields, PBC		Senior Secured	18.0%		1,126,232	1,136,604	1,005,227	*
	BloomTech Inc.		Senior Secured	11.3%		3,292,027	3,188,984	3,188,984	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,724,925	1,724,925	1,724,925	8/1/2023
	BloomTech Inc. Subtotal					5,016,952	4,913,909	4,913,909
	Brave Care Technologies, Inc.		Senior Secured	12.0%		2,226,032	2,078,142	2,078,142	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		211,297	207,383	207,383	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		456,660	453,272	453,272	3/1/2023
	Brightside Benefit, Inc. Subtotal					667,957	660,655	660,655
	Bryte, Inc.		Senior Secured	10.0%		2,478,976	2,295,843	2,295,843	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		1,098,200	1,048,349	1,048,349	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,157,127	1,144,903	1,144,903	6/1/2023
	BW Industries, Inc. Subtotal					2,255,327	2,193,252	2,193,252
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,474,741	2,474,741	2,474,741	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,945,712	3,938,353	3,938,353	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					7,420,453	6,413,094	6,413,094
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,769	1,796,975	1,796,975	4/1/2025
	ClipCall, Inc.		Senior Secured	12.5%		377,537	347,225	347,225	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		494,793	494,793	494,793	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,977,137	1,920,036	1,920,036	6/1/2024
	Content Adjacent, Inc. Subtotal					2,471,930	2,414,829	2,414,829
	Coterie Applications, Inc.		Senior Secured	11.0%		2,476,651	2,240,496	2,240,496	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		494,338	494,338	494,338	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		723,625	671,265	671,265	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		903,053	903,053	903,053	3/1/2024
	Coterie Applications, Inc. Subtotal					4,597,667	4,309,152	4,309,152
	Daybase, Inc.		Senior Secured	12.0%		989,639	908,021	908,021	9/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,483,577	1,398,054	1,234,057	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,341	725,469	640,369	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,058	727,787	642,415	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,967,976	2,851,310	2,516,841
	Fakespot, Inc.		Senior Secured	12.0%		494,493	447,448	447,448	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		989,486	972,163	972,163	8/1/2024
	Fakespot, Inc. Subtotal					1,483,979	1,419,611	1,419,611
	Fitplan, Inc. ** ^		Senior Secured	12.5%		994,922	815,498	815,498	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,394,506	1,348,314	1,348,314	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,722,876	2,583,157	2,583,157	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,942,636	4,742,950	4,742,950	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,567	273,064	273,064	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		781,981	775,361	775,361	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,075,086	1,050,104	1,050,104	1/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,321	316,022	316,022	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,923,164	6,611,952	6,611,952	6/1/2025
	Higher Ground Education, Inc. Subtotal					14,317,755	13,769,453	13,769,453
	Hint, Inc.		Senior Secured	12.0%		3,440,711	3,234,998	3,234,998	6/1/2023
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,473,894	2,330,578	2,330,578	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,946,375	4,826,097	4,826,097	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		494,826	464,110	464,110	1/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,978,043	1,769,078	1,769,078	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,200,833	2,142,294	2,142,294	6/1/2023
	Kinoo, Inc.		Senior Secured	11.5%		990,167	921,525	921,525	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,897	1,347,463	1,347,463	5/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,898,880	9,735,057	9,735,057	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,895,966	9,267,817	9,267,817	5/1/2025
	Level Home, Inc. Subtotal					19,794,846	19,002,874	19,002,874
	Luva Inc.		Senior Secured	11.3%		495,238	459,320	459,320	12/1/2024
	Make School, Inc.		Senior Secured	18.0%		79,946	45,838	19,536	*
	MASC Inc.		Senior Secured	12.0%		494,854	426,580	426,580	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		494,974	484,719	484,719	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		989,298	947,765	947,765	6/1/2024
	Mavenform, Inc. Subtotal					1,484,272	1,432,484	1,432,484
	Merlin Labs, Inc.		Senior Secured	11.0%		115,653	114,777	114,777	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		2,971,743	2,810,122	2,810,122	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		110,140	109,024	109,024	6/1/2022
	Merlin Labs, Inc. Subtotal					3,197,536	3,033,923	3,033,923
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		2,474,886	2,387,475	2,387,475	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		24,726,579	22,774,001	22,774,001	3/1/2022
	Natomas Labs, Inc.		Senior Secured	12.3%		2,473,076	2,310,655	2,310,655	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,748,452	1,715,249	1,715,249	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,621,376	2,492,372	2,492,372	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,484,049	1,450,349	1,450,349	9/1/2024
	Natomas Labs, Inc. Subtotal					8,326,953	7,968,625	7,968,625
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,073,677	4,012,576	4,012,576	12/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,177,191	1,163,157	1,163,157	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,423,182	2,360,035	2,360,035	8/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					7,674,050	7,535,768	7,535,768
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	309,063	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,748,153	1,715,659	1,715,659	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,747,224	1,650,931	1,650,931	2/1/2024
	OnePointOne, Inc. Subtotal					3,495,377	3,366,590	3,366,590
	Opya, Inc.		Senior Secured	12.0%		480,293	466,077	466,077	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		879,619	856,749	856,749	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,485,295	1,388,478	1,388,478	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		306,696	300,902	300,902	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		2,971,403	2,786,656	2,786,656	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,981,660	1,934,305	1,934,305	11/1/2024
	Plant Prefab, Inc. Subtotal					5,259,759	5,021,863	5,021,863
	Platform Science, Inc.		Senior Secured	12.0%		94,426	93,729	93,729	2/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,011,412	2,917,289	2,917,289	10/1/2023
	Platform Science, Inc. Subtotal					3,105,838	3,011,018	3,011,018
	Plethora, Inc.		Senior Secured	18.0%		2,281,576	2,211,796	507,589	*
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,718,533	1,638,692	1,638,692	4/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Reali Inc.		Senior Secured	12.5%		2,894,499	2,812,255	2,812,255	9/1/2023
	Reali Inc.		Senior Secured	12.5%		11,870,649	11,366,149	11,366,149	12/1/2024
	Reali Inc.		Senior Secured	12.5%		2,709,730	2,602,399	2,602,399	3/1/2024
	Reali Inc. Subtotal					17,474,878	16,780,803	16,780,803
	Romaine Empire, Inc.		Senior Secured	12.3%		3,896,929	3,781,983	3,781,983	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		269,697	263,567	263,567	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		1,236,308	1,109,408	1,109,408	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		33,875	15,125	15,125	*
	Sorfeo Inc.		Senior Secured	11.5%		989,918	981,903	981,903	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,971,313	2,758,178	2,758,178	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,892,044	8,598,175	8,598,175	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,863,357	11,356,353	11,356,353
	The Farm Project, PBC.		Senior Secured	12.0%		3,926,667	3,714,785	3,714,785	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,471,977	2,204,367	2,204,367	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		289,608	289,608	289,608	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		434,205	409,659	409,659	9/1/2023
	TomoCredit, Inc. Subtotal					723,813	699,267	699,267
	Umbra Lab, Inc.		Senior Secured	12.0%		4,944,750	4,799,256	4,799,256	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,946,551	4,781,591	4,781,591	6/1/2024
	Umbra Lab, Inc. Subtotal					9,891,301	9,580,847	9,580,847
	Veev Group, Inc.		Senior Secured	12.5%		2,360,822	2,337,325	2,337,325	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,779,528	18,948,019	18,948,019	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		786,775	740,586	740,586	6/1/2023
	Veev Group, Inc. Subtotal					22,927,125	22,025,930	22,025,930
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,955,642	1,539,333	*
	Welcome Tech, Inc.		Senior Secured	10.5%		153,082	150,226	150,226	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,221,660	2,134,921	2,134,921	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		329,558	324,821	324,821	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		480,319	480,319	480,319	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,453	494,453	494,453	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,418	394,196	394,196	6/1/2024
	World Wrapps II, Inc. Subtotal					1,469,190	1,368,968	1,368,968
Other Technology Total		102.7%				$255,168,933	$240,678,546	$236,458,989

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$371,530	$347,750	$347,750	8/1/2024
	Nok Nok Labs, Inc.		Senior Secured	12.5%		191,326	190,411	190,411	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		2,036,717	1,852,544	1,852,544	8/1/2024
Security Total		1.0%				$2,599,573	$2,390,705	$2,390,705

Software
	Afero, Inc.		Senior Secured	12.3%		$2,110,745	$1,925,141	$1,925,141	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		8,910,784	8,465,259	8,465,259	2/1/2025
	BackboneAI Inc.		Senior Secured	12.3%		314,742	310,330	310,330	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		480,420	471,361	471,361	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		314,588	290,514	290,514	6/1/2023
	BackboneAI Inc. Subtotal					1,109,750	1,072,205	1,072,205
	Big Run Studios, Inc.		Senior Secured	11.5%		1,979,680	1,870,020	1,870,020	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		990,230	968,648	968,648	12/1/2024
	Big Run Studios, Inc. Subtotal					2,969,910	2,838,668	2,838,668
	Bizly, Inc.		Senior Secured	11.5%		346,312	294,503	294,503	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		296,956	290,080	290,080	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		990,414	953,972	953,972	3/1/2025
	Bizly, Inc. Subtotal					1,633,682	1,538,555	1,538,555

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

	Blockdaemon, Inc.		Senior Secured	12.0%		903,100	861,263	861,263	3/1/2024
	Blockdaemon, Inc.		Senior Secured	11.3%		55,201	54,707	54,707	6/1/2022
	Blockdaemon, Inc. Subtotal					958,301	915,970	915,970
	BriteCo LLC		Senior Secured	12.0%		395,658	342,857	342,857	7/1/2024
	BriteCo LLC		Senior Secured	12.0%		346,461	346,461	346,461	2/1/2025
	BriteCo LLC Subtotal					742,119	689,318	689,318
	Censia Inc.		Senior Secured	11.0%		360,514	353,690	353,690	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		989,944	918,165	918,165	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		3,959,556	3,303,025	3,303,025	11/1/2024
	Chowbus, Inc. Subtotal					4,949,500	4,221,190	4,221,190
	Cloudleaf, Inc.		Senior Secured	12.0%		741,575	732,365	732,365	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		956,267	919,269	919,269	8/1/2023
	Cloudleaf, Inc. Subtotal					1,697,842	1,651,634	1,651,634
	Dynamics, Inc.		Senior Secured	12.5%		293,593	291,440	291,440	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		527,451	518,933	518,933	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		989,743	946,783	946,783	3/1/2025
	ICX Media, Inc.		Senior Secured	12.5%		762,829	651,140	449,541	*
	Ipolipo, Inc.		Senior Secured	12.0%		568,765	544,693	544,693	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		498,356	494,657	494,657	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		996,585	967,179	967,179	2/1/2023
	Medable, Inc. Subtotal					1,494,941	1,461,836	1,461,836
	Metawave Corporation		Senior Secured	12.0%		237,768	235,670	235,670	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		56,631	56,631	56,631	3/1/2022
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		1,266,162	1,223,909	1,223,909	1/1/2024
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,226,752	2,123,863	2,123,863	8/1/2025
	Pixlee TurnTo, Inc. Subtotal					3,492,914	3,347,772	3,347,772
	Safe Securities Inc.		Senior Secured	12.0%		249,200	240,930	240,930	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		5,941,379	5,623,508	5,623,508	9/1/2025
	Safe Securities Inc. Subtotal					6,190,579	5,864,438	5,864,438
	SF Insuretech, Inc.		Senior Secured	11.8%		2,969,348	2,821,808	2,821,808	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,979,037	1,783,763	1,783,763	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		723,799	663,896	663,896	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		216,004	212,084	212,084	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,877	1,473,861	1,473,861	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,336	235,242	235,242	1/1/2025
	StayTuned Digital, Inc. Subtotal					1,768,213	1,709,103	1,709,103
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,713,756	4,077,467	4,077,467	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,473,626	2,364,621	2,364,621	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,187,382	6,442,088	6,442,088
	Swivel, Inc.		Senior Secured	12.0%		83,680	83,680	83,680	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		67,603	66,233	66,233	8/1/2022
	Swivel, Inc. Subtotal					151,283	149,913	149,913
	Terragon, Inc. ** ^		Senior Secured	12.0%		480,496	365,014	365,014	5/1/2024
	Trucking Jobs Technologies, Inc.		Senior Secured	10.5%		634,198	584,969	584,969	7/1/2024
	Truthset, Inc.		Senior Secured	10.5%		185,411	179,361	179,361	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		222,283	222,283	222,283	5/1/2023
	Truthset, Inc. Subtotal					407,694	401,644	401,644
	WorkRails, Inc.		Senior Secured	12.0%		123,625	120,527	120,527	3/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,239	339,771	339,771	2/1/2025
	WorkRails, Inc. Subtotal					494,864	460,298	460,298
	Workspot, Inc.		Senior Secured	12.0%		2,352,623	2,265,753	2,265,753	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		220,008	215,206	215,206	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		272,328	270,000	270,000	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		903,253	864,056	864,056	3/1/2024
	Workspot, Inc. Subtotal					3,748,212	3,615,015	3,615,015
Software Total		24.6%				$60,818,891	$56,800,561	$56,598,962

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,980,078	$1,874,081	$1,874,081	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,711	735,489	735,489	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		7,919,550	7,244,078	7,244,078	6/1/2024
	iLearningEngines Inc. Subtotal					12,375,339	9,853,648	9,853,648
	Klar Holdings Limited ** ^		Senior Secured	12.5%		91,083	84,354	84,354	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,487,279	2,439,207	2,439,207	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,473,187	2,327,776	2,327,776	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	171,136	165,351	165,351	7/1/2023
	Klar Holdings Limited Subtotal ** ^					5,222,685	5,016,688	5,016,688
	Liftit, Inc. ** ^		Senior Secured	12.0%		181,508	180,377	180,377	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		146,623	143,541	143,541	8/1/2022
	Liftit, Inc. Subtotal ** ^					328,131	323,918	323,918
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,717,780	3,467,958	3,467,958	2/1/2025
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,179,442	1,145,802	1,145,802	12/1/2022
	Loansnap Holdings Inc. Subtotal **					4,897,222	4,613,760	4,613,760
	Riffyn, Inc.		Senior Secured	11.5%		1,746,666	1,699,155	1,699,155	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,864,230	1,846,053	1,846,053	4/1/2024
	Riffyn, Inc. Subtotal					3,610,896	3,545,208	3,545,208
	Zanbato, Inc.		Senior Secured	11.0%		2,522,754	2,469,483	2,469,483	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,004,362	1,951,357	1,916,763	6/1/2024
Technology Services Total		12.1%				$30,961,389	$27,774,062	$27,739,468

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$619,299	$604,976	$604,976	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,050	40,220	40,220	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,078	40,718	40,718	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		618,987	586,089	586,089	6/1/2024
	AirVine Scientific, Inc. Subtotal					1,320,414	1,272,003	1,272,003

	MeshPlusPlus, Inc.		Senior Secured	12.5%		677,531	634,884	634,884	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,256	241,501	241,501	6/1/2024
	MeshPlusPlus, Inc. Subtotal					924,787	876,385	876,385
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,245,500	2,223,695	2,223,695	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,080,176	3,975,828	3,975,828	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,346,787	2,322,840	2,322,840	9/1/2023
	Parallel Wireless, Inc. Subtotal					8,672,463	8,522,363	8,522,363
Wireless Total		4.6%				$10,917,664	$10,670,751	$10,670,751
	Grand Total	210.3%				$535,514,424	$501,909,222	$484,047,644

*As of December 31, 2021, loans with a cost basis of $27.1 million and a fair value of $9.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of December 31, 2021, 13.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2021, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date

Biotechnology
	Antheia, Inc.		Senior Secured	11.5%		$1,219,076	$1,181,003	$1,181,003	12/1/2022
	Antheia, Inc.		Senior Secured	11.5%		1,220,291	1,206,345	1,206,345	12/1/2022
	Antheia, Inc. Subtotal					2,439,367	2,387,348	2,387,348
	Driver Bioengineering, Inc.		Senior Secured	11.0%		866,600	849,310	849,310	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		349,662	311,553	311,553	4/1/2023
	Driver Bioengineering, Inc. Subtotal					1,216,262	1,160,863	1,160,863
	Quartzy, Inc.		Senior Secured	12.0%		1,113,593	1,083,782	1,083,782	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		722,540	648,418	648,418	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		1,113,211	1,085,490	1,085,490	5/1/2024
	Quartzy, Inc. Subtotal					2,949,344	2,817,690	2,817,690
Biotechnology Total		3.5%				$6,604,973	$6,365,901	$6,365,901

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		$2,256,808	$2,199,490	$2,199,490	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		7,918,698	7,426,948	7,426,948	3/1/2024
	Canary Connect, Inc. Subtotal					10,175,506	9,626,438	9,626,438
	Fetch Robotics, Inc.		Senior Secured	12.0%		7,418,932	7,104,656	7,104,656	6/1/2024
Computers & Storage Total		9.1%				$17,594,438	$16,731,094	$16,731,094

Enterprise Networking
	Diamanti, Inc.		Senior Secured	12.3%		$5,441,469	$4,811,921	$4,811,921	5/1/2024
	Diamanti, Inc.		Senior Secured	12.3%		494,824	467,988	467,988	7/1/2024
	Diamanti, Inc. Subtotal					5,936,293	5,279,909	5,279,909
Enterprise Networking Total		2.9%				$5,936,293	$5,279,909	$5,279,909

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$519,587	$490,896	$490,896	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		173,207	173,207	173,207	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		247,340	217,309	217,309	9/1/2023
	Ainsly, Inc. Subtotal ** ^					940,134	881,412	881,412
	Amino Payments, Inc.		Senior Secured	10.8%		471,215	449,064	380,130	*
	Cesium, Inc.		Senior Secured	10.3%		105,348	103,881	103,881	1/1/2023
	Cesium, Inc.		Senior Secured	10.3%		210,624	200,481	200,481	1/1/2023
	Cesium, Inc. Subtotal					315,972	304,362	304,362
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		5,000,000	4,674,880	4,674,880	9/1/2024
	Lukla, Inc.		Senior Secured	12.5%		247,208	237,422	237,422	6/1/2023
	Lukla, Inc.		Senior Secured	12.5%		407,447	363,867	363,867	12/1/2022
	Lukla, Inc. Subtotal					654,655	601,289	601,289
	Masse, Inc.		Senior Secured	18.0%		304,001	144,008	10,000	*
	Merchbar, Inc.		Senior Secured	11.8%		451,293	430,995	430,995	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,943,040	4,784,039	4,784,039	12/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,471,842	2,436,444	2,436,444	2/1/2024
	MyPizza Technologies, Inc. Subtotal					7,414,882	7,220,483	7,220,483
	Nimble Rx, Inc.		Senior Secured	12.0%		1,091,906	999,055	999,055	2/1/2023
	Nimble Rx, Inc.		Senior Secured	12.0%		1,236,949	1,188,381	1,188,381	11/1/2023
	Nimble Rx, Inc. Subtotal					2,328,855	2,187,436	2,187,436

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,162	295,353	295,353	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,078	281,207	281,207	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.3%		301,150	296,454	296,454	3/1/2023
	OneLocal, Inc. Subtotal ** ^					903,390	873,014	873,014
	Osix Corporation		Senior Secured	12.3%		43,214	40,350	40,350	12/1/2021
	RenoFi, Inc.		Senior Secured	12.0%		247,427	242,330	242,330	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		989,893	945,226	945,226	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		247,292	231,778	231,778	6/1/2023
	RenoFi, Inc. Subtotal					1,484,612	1,419,334	1,419,334
	Residently USA, LLC ** ^		Senior Secured	12.0%		873,899	789,139	789,139	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		371,000	371,000	371,000	12/1/2023
	Residently USA, LLC Subtotal ** ^					1,244,899	1,160,139	1,160,139
	RetailerX, Inc.		Senior Secured	12.0%		989,881	927,856	927,856	5/1/2024
	Serface Care, Inc.		Senior Secured	12.3%		961,139	566,912	21,201	*
	Shadow, PBC		Senior Secured	11.5%		470,556	441,930	441,930	10/1/2022
	Starface World, Inc.		Senior Secured	12.0%		494,938	481,875	481,875	1/1/2024
	Starface World, Inc.		Senior Secured	12.0%		989,583	925,385	925,385	11/1/2023
	Starface World, Inc. Subtotal					1,484,521	1,407,260	1,407,260
	Stay Alfred, Inc.		Senior Secured	18.0%		6,061,856	4,548,360	635,170	*
	Verishop, Inc.		Senior Secured	12.0%		2,472,054	2,437,550	2,437,550	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		2,471,119	2,366,934	2,366,934	12/1/2023
	Verishop, Inc. Subtotal					4,943,173	4,804,484	4,804,484
Internet Total		15.5%				$36,468,248	$33,083,568	$28,421,725

Medical Devices
	Ablacon, Inc.		Senior Secured	11.0%		$2,256,537	$2,168,756	$2,168,756	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		2,257,368	2,224,508	2,224,508	3/1/2023
	Ablacon, Inc. Subtotal					4,513,905	4,393,264	4,393,264
	Anutra Medical, Inc.		Senior Secured	12.0%		188,448	182,138	182,138	10/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		304,420	301,225	301,225	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		362,240	358,640	358,640	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		306,253	296,276	296,276	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		1,978,667	1,856,409	1,856,409	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		494,475	470,113	470,113	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		494,687	485,502	485,502	11/1/2023
	CytoVale, Inc. Subtotal					3,940,742	3,768,165	3,768,165
	eXo Imaging, Inc.		Senior Secured	11.8%		1,978,816	1,837,427	1,837,427	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,974,541	1,930,965	1,930,965	9/1/2023
	eXo Imaging, Inc. Subtotal					3,953,357	3,768,392	3,768,392
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,793,564	3,275,463	*
	Siren Care, Inc.		Senior Secured	12.5%		1,977,800	1,883,794	1,883,794	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		989,137	969,133	969,133	10/1/2023
	Siren Care, Inc. Subtotal					2,966,937	2,852,927	2,852,927
	SVN Med, LLC		Senior Secured	15.0%		1,973,663	1,525,305	1,525,305	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		987,065	756,382	756,382	12/1/2023
	SVN Med, LLC Subtotal					2,960,728	2,281,687	2,281,687
Medical Devices Total		11.2%				$28,524,117	$26,040,137	$20,522,036

Other Healthcare
	Artisan Development Labs, Inc.		Senior Secured	12.3%		$466,116	$408,000	$408,000	4/1/2023
	Caredox, Inc.		Senior Secured	11.8%		775,417	762,534	762,534	7/1/2022
	GoForward, Inc.		Senior Secured	11.5%		6,181,238	5,735,573	5,735,573	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,094,971	3,004,838	3,004,838	6/1/2024
	GoForward, Inc. Subtotal					9,276,209	8,740,411	8,740,411

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	Grin, Inc.		Senior Secured	12.0%		989,140	944,177	944,177	10/1/2023
	Grin, Inc.		Senior Secured	12.0%		494,743	484,898	484,898	1/1/2024
	Grin, Inc. Subtotal					1,483,883	1,429,075	1,429,075
	Hello Heart Inc.		Senior Secured	11.0%		1,974,944	1,930,315	1,930,315	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		1,164,939	1,115,829	1,115,829	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,974,944	1,796,427	1,796,427	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		932,214	919,531	919,531	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		742,816	730,145	730,145	11/1/2023
	Hello Heart Inc. Subtotal					6,789,857	6,492,247	6,492,247
	HumanAPI, Inc.		Senior Secured	11.8%		421,960	416,785	416,785	1/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,129,747	1,086,210	1,086,210	10/1/2022
	HumanAPI, Inc. Subtotal					1,551,707	1,502,995	1,502,995
	Oula Heath, Inc.		Senior Secured	12.0%		742,000	685,839	685,839	2/1/2024
	PeerWell, Inc.		Senior Secured	12.0%		989,722	913,704	913,704	3/1/2024
	Sparta Software Corporation		Senior Secured	11.5%	2.2%	304,794	297,802	297,802	5/1/2022
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	97,822	92,394	92,394	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	106,892	106,892	106,892	6/1/2023
	Therapydia, Inc. Subtotal					204,714	199,286	199,286
	Tia, Inc.		Senior Secured	11.8%		1,980,051	1,703,424	1,703,424	5/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,622	618,622	618,622	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		618,539	561,586	561,586	3/1/2024
	Vessel Health, Inc. Subtotal					1,237,161	1,180,208	1,180,208
Other Healthcare Total		13.3%				$25,801,631	$24,315,525	$24,315,525

Other Technology
	8E14 Networks		Senior Secured	13.0%		$296,533	$296,533	$296,533	12/1/2023
	8E14 Networks		Senior Secured	13.0%		296,678	213,094	213,094	9/1/2023
	8E14 Networks Subtotal					593,211	509,627	509,627
	8i Corporation		Senior Secured	12.0%		1,476,000	1,378,649	1,378,649	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		1,089,754	1,004,091	1,004,091	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,979,808	1,731,899	1,731,899	10/1/2023
	Aclima, Inc. Subtotal					3,069,562	2,735,990	2,735,990
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		361,110	344,164	344,164	9/1/2022
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		989,838	843,946	843,946	12/1/2023
	Antitoxin Technologies Inc. Subtotal ** ^					1,350,948	1,188,110	1,188,110
	Apollo Flight Research Inc.		Senior Secured	11.0%		210,893	207,995	207,995	1/1/2023
	Apollo Flight Research Inc.		Senior Secured	11.0%		313,128	304,774	304,774	6/1/2022
	Apollo Flight Research Inc. Subtotal					524,021	512,769	512,769
	ATeam Army, Inc.		Senior Secured	12.0%		1,165,134	1,109,842	1,109,842	4/1/2023
	Beanfields, PBC		Senior Secured	12.5%		564,609	553,012	553,012	3/1/2023
	Beanfields, PBC		Senior Secured	12.5%		789,585	759,532	759,532	3/1/2023
	Beanfields, PBC Subtotal					1,354,194	1,312,544	1,312,544
	Belong Home, Inc.		Senior Secured	12.0%		2,968,459	2,834,624	2,834,624	3/1/2024
	Benson Hill Bio, Inc.		Senior Secured	12.5%		9,883,793	9,205,314	9,205,314	5/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		464,870	446,579	446,579	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		774,623	764,814	764,814	3/1/2023
	Brightside Benefit, Inc. Subtotal					1,239,493	1,211,393	1,211,393
	BW Industries, Inc.		Senior Secured	11.8%		1,823,172	1,792,512	1,792,512	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,770,873	1,642,182	1,642,182	5/1/2023
	BW Industries, Inc. Subtotal					3,594,045	3,434,694	3,434,694
	Content Adjacent, Inc.		Senior Secured	12.0%		1,979,710	1,885,861	1,885,861	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		988,889	988,888	988,888	3/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	Coterie Applications, Inc.		Senior Secured	12.5%		989,023	875,966	875,966	9/1/2023
	Coterie Applications, Inc. Subtotal					1,977,912	1,864,854	1,864,854
	DOSH Holdings, Inc.		Senior Secured	—%		700,000	514,745	514,745	*
	Fitplan, Inc. ** ^		Senior Secured	12.5%		1,266,870	1,086,326	1,058,116	*
	Flo Water, Inc.		Senior Secured	11.8%		1,978,592	1,884,544	1,884,544	12/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		442,838	436,301	436,301	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,946,804	1,865,641	1,865,641	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,289,010	1,270,861	1,270,861	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		481,455	473,834	473,834	8/1/2023
	Higher Ground Education, Inc. Subtotal					4,160,107	4,046,637	4,046,637
	Hint, Inc.		Senior Secured	12.0%		4,944,981	4,446,656	4,446,656	6/1/2023
	Hint, Inc.		Senior Secured	11.0%		727,671	706,141	706,141	8/1/2021
	Hint, Inc. Subtotal					5,672,652	5,152,797	5,152,797
	Jiko Group, Inc.		Senior Secured	12.0%		3,463,686	3,318,065	3,318,065	6/1/2023
	Kogniz, Inc.		Senior Secured	12.8%		220,052	203,327	203,327	3/1/2022
	Lambda School, Inc.		Senior Secured	11.3%		4,948,041	4,701,574	4,701,574	7/1/2023
	Lambda School, Inc.		Senior Secured	11.3%		2,474,403	2,474,403	2,474,403	8/1/2023
	Lambda School, Inc. Subtotal					7,422,444	7,175,977	7,175,977
	Make School, Inc.		Senior Secured	11.3%		291,677	287,406	287,406	8/1/2021
	Natomas Labs, Inc.		Senior Secured	12.3%		2,969,286	2,732,463	2,732,463	2/1/2024
	Nevada Nanotech Systems, Inc.		Senior Secured	12.0%		222,226	217,658	217,658	6/1/2021
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,769,725	2,695,080	2,695,080	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,459,803	3,315,571	3,315,571	8/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,946,802	4,825,816	4,825,816	12/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					11,176,330	10,836,467	10,836,467
	Noteleaf, Inc.		Senior Secured	12.5%		2,277,124	2,161,761	1,028,982	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,960,000	1,783,411	1,783,411	2/1/2024
	Opya, Inc.		Senior Secured	12.0%		989,171	958,214	958,214	11/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,965,665	2,775,884	2,775,884	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,483,826	1,424,222	1,424,222	9/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		1,977,806	1,977,807	1,977,807	6/1/2023
	Ozy Media, Inc.		Senior Secured	12.8%		2,470,510	2,383,782	2,383,782	6/1/2023
	Ozy Media, Inc. Subtotal					8,897,807	8,561,695	8,561,695
	Percepto, Inc.		Senior Secured	12.2%		1,799,336	1,721,548	1,721,548	4/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		482,870	376,812	376,812	11/1/2023
	Pitzi, Ltd. ** ^		Senior Secured	12.0%		1,483,727	1,435,741	1,435,741	4/1/2024
	Pitzi, Ltd. Subtotal ** ^					1,966,597	1,812,553	1,812,553
	Plant Prefab, Inc.		Senior Secured	11.0%		1,045,516	999,473	999,473	8/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,960,517	3,760,439	3,760,439	10/1/2023
	Platform Science, Inc.		Senior Secured	12.0%		623,171	601,043	601,043	2/1/2022
	Platform Science, Inc. Subtotal					4,583,688	4,361,482	4,361,482
	Plethora, Inc.		Senior Secured	11.5%		997,774	945,362	945,362	7/1/2022
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,979,606	1,836,871	1,836,871	4/1/2024
	Reali Inc.		Senior Secured	12.5%		3,956,094	3,775,549	3,775,549	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.3%		5,454,020	5,227,539	5,227,539	7/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		423,968	408,719	408,719	6/1/2023
	SMS OPCO LLC		Senior Secured	8.0%		36,875	18,125	18,125	*
	Strong Arm Technologies, Inc.		Senior Secured	12.0%		209,338	207,281	207,281	5/1/2021
	Sustainable Living Partners, LLC		Senior Secured	12.5%		4,479,984	3,999,116	3,999,116	8/1/2023
	Theatro Labs, Inc.		Senior Secured	12.0%		888,982	873,903	873,903	8/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	TIER Mobility GmbH ** ^		Senior Secured	12.0%		8,905,182	8,561,180	8,561,180	4/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		395,819	395,819	395,819	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		593,454	540,134	540,134	9/1/2023
	TomoCredit, Inc. Subtotal					989,273	935,953	935,953
	Veev Group, Inc.		Senior Secured	12.5%		1,235,419	1,122,426	1,122,426	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		3,707,038	3,648,364	3,648,364	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		432,783	424,481	424,481	12/1/2021
	Veev Group, Inc. Subtotal					5,375,240	5,195,271	5,195,271
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	2,252,248	1,985,209	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		141,134	139,438	117,049	4/1/2022
	Welcome Tech, Inc.		Senior Secured	10.5%		578,778	545,308	545,308	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.5%		3,115,612	3,051,198	3,051,198	8/1/2022
	Wine Plum, Inc.		Senior Secured	12.5%		723,778	701,625	701,625	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		494,667	342,954	342,954	6/1/2024
Other Technology Total		69.1%				$135,461,668	$128,018,460	$126,568,043

Security
	ArecaBay, Inc.		Senior Secured	11.0%		$1,485,917	$1,417,675	$1,417,675	8/1/2023
	Axonius, Inc.		Senior Secured	12.0%		164,208	161,820	161,820	9/1/2021
	Nok Nok Labs, Inc.		Senior Secured	12.5%		540,071	533,246	533,246	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		989,137	867,450	867,450	12/1/2023
	Popily, Inc.		Senior Secured	12.5%		1,484,125	1,484,125	1,484,125	12/1/2023
	Popily, Inc. Subtotal					2,473,262	2,351,575	2,351,575
	Safetrust Holdings, Inc.		Senior Secured	12.5%		249,930	186,010	186,010	8/1/2021
Security Total		2.5%				$4,913,388	$4,650,326	$4,650,326

Semiconductors & Equipment
	ETA Compute, Inc.		Senior Secured	12.0%		$596,190	$585,915	$585,915	11/1/2021
Semiconductors & Equipment Total		0.3%				$596,190	$585,915	$585,915

Software
	Afero, Inc.		Senior Secured	12.3%		$2,474,202	$2,127,019	$2,127,019	1/1/2024
	Airbrake Technologies, Inc.		Senior Secured	12.5%		989,466	898,541	898,541	10/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		1,482,031	1,424,994	1,424,994	9/1/2023
	ArborMetrix, Inc.		Senior Secured	12.5%		741,595	721,872	721,872	9/1/2023
	ArborMetrix, Inc. Subtotal					2,223,626	2,146,866	2,146,866
	BackboneAI Inc.		Senior Secured	12.3%		494,779	483,764	483,764	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		494,537	435,999	435,999	6/1/2023
	BackboneAI Inc. Subtotal					989,316	919,763	919,763
	Blockdaemon, Inc.		Senior Secured	11.3%		72,916	70,543	70,543	8/1/2021
	Blockdaemon, Inc.		Senior Secured	11.3%		156,750	153,047	153,047	6/1/2022
	Blockdaemon, Inc. Subtotal					229,666	223,590	223,590
	Canary Technologies Corporation		Senior Secured	11.5%		247,338	234,633	234,633	6/1/2023
	Censia Inc.		Senior Secured	11.0%		751,876	723,062	723,062	10/1/2022
	Cloudleaf, Inc.		Senior Secured	12.0%		739,000	724,597	724,597	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		1,445,065	1,360,260	1,360,260	8/1/2023
	Cloudleaf, Inc. Subtotal					2,184,065	2,084,857	2,084,857
	Dynamics, Inc.		Senior Secured	12.5%		2,208,811	2,106,703	2,106,703	8/1/2021
	Eskalera, Inc.		Senior Secured	10.5%		902,496	877,642	877,642	3/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		247,171	242,813	242,813	7/1/2023
	ICX Media, Inc.		Senior Secured	12.5%		298,886	285,701	285,701	5/1/2022
	ICX Media, Inc.		Senior Secured	12.5%		240,098	236,153	236,153	5/1/2023
	ICX Media, Inc. Subtotal					786,155	764,667	764,667
	Invoice2Go, Inc.		Senior Secured	12.0%		660,026	654,481	654,481	7/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		989,486	944,616	944,616	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	Invoice2Go, Inc.		Senior Secured	12.0%		989,150	806,149	806,149	3/1/2024
	Invoice2Go, Inc.		Senior Secured	12.0%		988,822	957,755	957,755	6/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		902,702	892,679	892,679	3/1/2023
	Invoice2Go, Inc.		Senior Secured	12.0%		531,244	498,925	498,925	3/1/2022
	Invoice2Go, Inc.		Senior Secured	12.0%		783,778	776,169	776,169	11/1/2022
	Invoice2Go, Inc. Subtotal					5,845,208	5,530,774	5,530,774
	Ipolipo, Inc.		Senior Secured	12.0%		2,066,199	1,943,196	1,476,836	6/1/2022
	Lucideus, Inc.		Senior Secured	12.0%		436,842	411,722	411,722	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		1,746,992	1,657,497	1,657,497	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		873,608	862,217	862,217	2/1/2023
	Medable, Inc. Subtotal					2,620,600	2,519,714	2,519,714
	Metawave Corporation		Senior Secured	12.0%		608,751	595,704	595,704	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.3%		324,019	313,653	313,653	12/1/2021
	Migo Money, Inc. ** ^		Senior Secured	12.5%		266,341	266,341	266,341	3/1/2022
	Migo Money, Inc. Subtotal ** ^					590,360	579,994	579,994
	OrderGroove, Inc.		Senior Secured	12.0%		4,755,473	4,424,662	4,424,662	4/1/2024
	Owl Cameras, Inc.		Senior Secured	18.0%		605,050	310,170	308,414	*
	Pixlee, Inc.		Senior Secured	12.3%		1,484,210	1,403,678	1,403,678	1/1/2024
	PlushCare, Inc.		Senior Secured	11.8%		447,140	441,430	441,430	5/1/2022
	PlushCare, Inc.		Senior Secured	11.8%		595,693	579,013	579,013	5/1/2022
	PlushCare, Inc. Subtotal					1,042,833	1,020,443	1,020,443
	Resilio, Inc.		Senior Secured	12.8%		28,407	27,431	27,431	3/1/2021
	Resilio, Inc.		Senior Secured	12.8%		46,851	46,850	46,850	5/1/2021
	Resilio, Inc. Subtotal					75,258	74,281	74,281
	Sonatus, Inc		Senior Secured	12.5%		989,255	860,419	860,419	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		407,224	393,457	393,457	12/1/2022
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,951,149	3,962,224	3,962,224	10/1/2024
	Swivel, Inc.		Senior Secured	12.0%		173,702	173,702	173,702	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		159,432	152,178	152,178	8/1/2022
	Swivel, Inc. Subtotal					333,134	325,880	325,880
	Trendalytics Innovation Labs, Inc.		Senior Secured	12.8%		189,070	177,064	156,140	6/1/2022
	Truthset, Inc.		Senior Secured	10.5%		360,505	360,505	360,505	5/1/2023
	Truthset, Inc.		Senior Secured	10.5%		327,294	308,736	308,736	2/1/2023
	Truthset, Inc. Subtotal					687,799	669,241	669,241
	Venuetize, Inc.		Senior Secured	12.3%		130,209	123,167	123,167	4/1/2022
	Workspot, Inc.		Senior Secured	12.0%		246,296	239,558	239,558	9/1/2021
	Workspot, Inc.		Senior Secured	12.0%		518,863	493,458	493,458	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		565,294	555,453	555,453	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,969,690	2,792,441	2,792,441	11/1/2023
	Workspot, Inc. Subtotal					4,300,143	4,080,910	4,080,910
Software Total		22.9%				$46,105,784	$42,514,043	$42,025,003

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$7,918,225	$6,762,096	$6,762,096	12/1/2023
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	248,885	235,789	235,789	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.5%		188,627	161,586	161,586	10/1/2022
	Klar Holdings Limited Subtotal ** ^					437,512	397,375	397,375
	Leap Services, Inc.		Senior Secured	12.0%		314,353	305,005	305,005	6/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		345,793	329,478	329,478	8/1/2022
	Lifit, Inc. ** ^		Senior Secured	12.0%		376,772	371,984	371,984	10/1/2022
	Lifit, Inc. Subtotal ** ^					722,565	701,462	701,462
	Loansnap Holdings Inc. **		Senior Secured	11.0%		2,236,556	2,118,234	1,913,394	12/1/2022
	Relimetrics, Inc.		Senior Secured	11.3%		173,675	169,806	169,806	1/1/2022
	Riffyn, Inc.		Senior Secured	11.5%		1,980,521	1,892,277	1,892,277	2/1/2024
	Solugen, Inc.		Senior Secured	11.0%		2,107,961	2,007,714	2,007,714	1/1/2023
	Solugen, Inc.		Senior Secured	11.0%		1,054,189	1,041,250	1,041,250	1/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Maturity Date
	Solugen, Inc.		Senior Secured	11.0%		1,054,706	1,038,103	1,038,103	1/1/2023
	Solugen, Inc. Subtotal					4,216,856	4,087,067	4,087,067
	Thrive Financial, Inc. **		Senior Secured	9.3%		247,981	247,981	247,981	11/1/2023
	Thrive Financial, Inc. **		Senior Secured	11.5%		752,761	724,584	724,584	10/1/2022
	Thrive Financial, Inc. Subtotal **					1,000,742	972,565	972,565
	Zanbato, Inc.		Senior Secured	11.0%		3,465,417	3,347,061	3,347,061	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,049,602	2,002,173	1,837,535	3/1/2022
Technology Services Total		12.2%				$24,516,024	$22,755,121	$22,385,643

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		$90,366	$86,490	$86,490	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		90,429	88,729	88,729	9/1/2022
	AirVine Scientific, Inc. Subtotal					180,795	175,219	175,219
	Parallel Wireless, Inc.		Senior Secured	11.8%		6,428,736	6,168,641	6,168,641	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,116	3,164,764	3,164,764	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,215,575	3,162,405	3,162,405	9/1/2023
	Parallel Wireless, Inc. Subtotal					12,859,427	12,495,810	12,495,810
Wireless Total		6.9%				$13,040,222	$12,671,029	$12,671,029
Grand Total		169.4%				$345,562,976	$323,011,028	$310,522,149

* As of December 31, 2020, loans with a cost of $20.8 million and a fair value of $9.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2020, 11.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g. securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investment in all eligible portfolio companies, and the denominator consists of total assets less the assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2020, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedules of Derivative Instruments

As of December 31, 2021 and 2020

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$255,356	—	$255,356

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	377,254	—	377,254

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	329,992	—	329,992

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	(130,697)	—	(130,697)

Total				$247,000,000	$831,905	$—	$831,905

			AS OF DECEMBER 31, 2020
Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Swap and Floor Agreements

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 2.520%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	$35,000,000	$(818,923)	$—	$(818,923)

Floating interest rate greater of USD-LIBOR-BBA or 0.00%, to be received monthly	Fixed interest rate 1.899%, to be paid monthly	MUFG Union Bank, N.A.	12/20/2021	22,000,000	(380,548)	—	(380,548)

Interest Rate Collar

Floating interest rate greater of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	20,000,000	(54,743)	—	(54,743)

Total				$77,000,000	$(1,254,214)	$—	$(1,254,214)

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2021, the Fund held 6,939,126 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 3.01% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the fund held 12,497,243 units in the Blackrock Treasury Trust Institutional Fund valued at $1 per unit at a yield of 0.01% - 0.02%, which represented 6.82% of the net assets of the Fund.
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

As of December 31, 2021 and 2020, the financial statements included nonmarketable investments of $484.0 million and $310.5 million, respectively, (or 96.6% and 94.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2021 and 2020, loans with a cost basis of $27.1 million and $20.8 million and a fair value of $9.6 million and $9.2 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2021 and 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

The Fund is a party to master netting arrangements with MUFG Union Bank, N.A and Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative asset or derivative liability in the Statements of Assets and Liabilities, depending on whether the value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update No. 2021-01, "Reference Rate Reform (Topic 848) - Scope". The amendment clarifies that certain optional expedients and exceptions in the reference rate reform topic for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendment in ASU 2021-01 is effective for all entities immediately upon issuance. The Fund elected to adopt the amendment and there was no material impact on its financial statements and disclosures.
3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2021 and 2020, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless as indicated in the Schedules of Investments.

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

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Weighted-Average Interest Rate - Cash	15.76%	14.82%	15.50%	14.39%
Weighted Average Interest Rate - Non-Cash	5.86%	3.80%	5.71%	3.68%
Weighted-Average Interest Rate	21.62%	18.62%	21.21%	18.07%

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

    All loans as of December 31, 2021 and 2020 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2021 and 2020, the Fund had unexpired unfunded commitments to borrowers of $97.9 million and $83.2 million, respectively.
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

    There were no transfers in and out of Level 1, 2 or 3 during the year ended December 31, 2021 and 2020.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2021 and 2020. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$15,817,093	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%

Computers & Storage	$24,062,710	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Enterprise Networking	$4,311,087	Asset Recovery	Probability weighting of alternative outcomes	10% - 20%*

Internet	$46,160,725	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Medical Devices	$17,834,282	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%*

Other Healthcare	$42,002,872	Hypothetical market analysis	Hypothetical market coupon rate	14% - 24%	16%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 80%*

Other Technology	$236,458,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 46%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	$2,390,705	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	18%

Software	$56,598,962	Hypothetical market analysis	Hypothetical market coupon rate	12% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 40%*

Technology Services	$27,739,468	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50%*

Wireless	$10,670,751	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	14%

Total Loan Investments	$484,047,644

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2020	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)

Biotechnology	$6,365,901	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	15%

Computers & Storage	16,731,094	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	15%

Enterprise Networking	5,279,909	Income Approach	Hypothetical market coupon rate	*	19%

Internet	28,421,725	Hypothetical market analysis	Hypothetical market coupon rate	13% - 25%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%^

Medical Devices	20,522,036	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%*

Other Healthcare	24,315,525	Hypothetical market analysis	Hypothetical market coupon rate	14% - 24%	15%

Other Technology	126,568,043	Hypothetical market analysis	Hypothetical market coupon rate	14% - 32%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	4,650,326	Hypothetical market analysis	Hypothetical market coupon rate	14% - 99%	18%

Semiconductors & Equipment	585,915	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Software	42,025,003	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 75%^

Technology Services	22,385,643	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Wireless	12,671,029	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Total Loan Investments	$310,522,149

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

    The following tables present the balances of assets and liabilities as of December 31, 2021 and 2020 measured at fair value on a recurring basis:

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,047,644	$484,047,644
Derivative assets	—	962,602	—	962,602
Cash equivalents	6,939,126	—	—	6,939,126
Total	$6,939,126	$962,602	$484,047,644	$491,949,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$263,000,000	$—	$263,000,000
Derivative liability	—	130,697	—	130,697
Total	$—	$263,130,697	$—	$263,130,697

As of December 31, 2020
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$310,522,149	$310,522,149
Cash equivalents	12,497,243	—	—	12,497,243
Total	$12,497,243	$—	$310,522,149	$323,019,392

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$140,000,000	$—	$140,000,000
Derivative liabilities	—	1,254,214	—	1,254,214
Total	$—	$141,254,214	$—	$141,254,214
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2021
	Loans	Warrants	Stocks
Beginning balance	$310,522,149	$—	$—
Acquisitions and originations	358,801,269	34,182,382	1,846,658
Principal payments on loans, net of accretion	(179,783,947)	—	—
Distributions to shareholder	—	(34,182,382)	(1,846,658)
Net realized loss from loans	(119,127)	—	—
Net change in unrealized loss from loans	(5,372,700)	—	—
Ending balance	$484,047,644	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2021	$(5,620,711)	$—	$—

	For the Year Ended December 31, 2020
	Loans	Warrants	Stock	Convertible Note
Beginning balance	$203,311,245	$—	$—	$—
Acquisitions and originations	215,650,000	14,640,729	750,000	226,094
Principal payments on loans, net of accretion	(96,826,332)	—	—	—
Distributions to shareholder	—	(14,640,729)	(750,000)	(226,094)
Net realized loss from loans	(27,819)	—	—	—
Net change in unrealized loss from loans	(11,584,945)	—	—	—
Ending balance	$310,522,149	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2020	$(11,742,270)	$—	$—	$—

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
5.  CAPITAL STOCK
As of both December 31, 2021 and 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2021 and 2020, was $460.0 million. Total contributed capital to the Company through December 31, 2021 and 2020 was $388.7 million and $264.5 million, respectively, of which $345.6 million and $243.1 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash distributions	$85,800,000	$30,800,000	$20,900,000
Distributions of equity securities and convertible notes	36,029,040	15,616,824	12,631,643
Total distributions to shareholder	$121,829,040	$46,416,824	$33,531,643

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

    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of December 31, 2021 and 2020, the Fund’s asset coverage for borrowings was 187% and 231%, respectively.

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
On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350.0 million and extended the term of the facility (the “Amended Loan Agreement”). An additional $50.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2021 and 2020 , the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2021 and 2020, $263.0 million and $140.0 million, respectively, were outstanding under the facility.
    As of December 31, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1013%
3-Month LIBOR	0.2091%
    Bank fees and other costs of $3.6 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2021 and 2020, the unamortized fees and costs of $2.0 million and $0.4 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2021 and 2020, the Fund was in compliance with all financial covenants.
    The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$263,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$263,000,000
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
    The following is the summary of the outstanding facility draws as of December 31, 2020:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$140,000,000	December 20, 2021	Variable based on 1-Month LIBOR rate
Total Outstanding	$140,000,000
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
The floating interest rate for the debt facility as of December 31, 2021 and 2020 was 0.10% and 0.14%, respectively.

7. MANAGEMENT AND RELATED PARTIES

Management
    As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager initially received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.500% as of December 31, 2021, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
    Management Fees of $7.1 million, $7.3 million and $7.3 million were recognized as expenses for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Transactions with WTI Fund X, Inc. ("Fund X")
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

Intercreditor Agreements
    In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and, other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and, other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.
8.    DERIVATIVE INSTRUMENTS

The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Swap and Floor

    On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allows the Fund to match the swap with the terms of the variable rate index of the debt facility. The Fund may adjust the notional principal amount in order to remain in compliance with hedging requirements of the Fund's debt facility. As of December 31, 2020, the notional principal amount of the interest rate and swap and floor instrument was $57.0 million. The interest rate swap and floor agreement terminated on December 20, 2021.

The Fund paid a weighted-average rate of 2.28% and received from the counterparty a floating rate based upon a 1-Month LIBOR rate. Payments were made monthly. Payments to and from the counterparty were recorded to net realized gain (loss) from derivative instruments.

Interest Rate Collar

The Fund entered into an interest rate collar transactions with MUFG Union Bank, N.A. and Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
MUFG Union Bank N.A	06/29/2020	$20,000,000	1.15%	0.17%	1-Month LIBOR rate	06/30/2025
Zions Bancorporation, N.A.	02/26/2021	$87,000,000	1.00%	0.35%	1-Month LIBOR rate	03/18/2024
Zions Bancorporation, N.A.	08/31/2021	$50,000,000	1.50%	0.42%	1-Month LIBOR rate	06/30/2025
Zions Bancorporation, N.A.	12/22/2021	$90,000,000	2.25%	0.53%	1-Month LIBOR rate	03/18/2024

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Statement of Assets and Liabilities as of December 31, 2021 and 2020.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate swap and floor	$—	$—	$—	$1,199,471
Interest rate collar	$962,602	$—	$130,697	$54,743

The following table shows the effect of the Fund's derivative instruments on the Fund's Statement of Operations for the years ended December 31, 2021, 2020 and 2019.

		For the Year Ended December 31,
Derivative Instruments	Statements of Operations Caption	2021	2020	2019
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$1,199,471	$(373,898)	$(825,574)
	Net realized loss from derivative instruments	$(1,220,269)	$(959,173)	$(73,774)
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$886,648	$(54,742)	$—
	Net realized loss from derivative instruments	$(128,416)	$(1,574)	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$255,356	$—	$—	$—	$255,356
Zions Bancorporation, N.A.	707,246	(130,697)	—	—	576,549
Total	$962,602	$(130,697)	$—	$—	$831,905

	As of December 31, 2021
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(130,697)	$130,697	$—	$—	$—
Total	$(130,697)	$130,697	$—	$—	$—

	As of December 31, 2020
Counterparty	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

	As of December 31, 2020
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
MUFG Union Bank, N.A.	$(1,254,214)	$—	$—	$—	$(1,254,214)
Total	$(1,254,214)	$—	$—	$—	$(1,254,214)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty.

9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2021, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.
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

    Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2021 and 2020:

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,909,222	$—	$(17,861,578)	$(17,861,578)
Derivative assets	—	962,602	—	962,602
Total	$501,909,222	$962,602	$(17,861,578)	$(16,898,976)

	As of December 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(130,697)	$(130,697)
Total	$—	$—	$(130,697)	$(130,697)

	As of December 31, 2020
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$323,011,028	$—	$(12,488,879)	$(12,488,879)
Total	$323,011,028	$—	$(12,488,879)	$(12,488,879)

	As of December 31, 2020
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(1,254,214)	$(1,254,214)
Total	$—	$—	$(1,254,214)	$(1,254,214)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2021 and 2020, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2021 and 2020, the tax character of distributions paid was ordinary income in the amount of $69.5 million and $32.9 million, and return of capital of $52.3 million and $13.5 million, respectively.

    As of December 31, 2021 and 2020, the components of distributable losses on a tax basis were as follows:

	December 31, 2021	December 31, 2020
Accumulated capital losses	$(4,923,311)	$(3,455,498)
Other temporary differences	(1,105,931)	(1,120,052)
Distributions in excess of net investment income	(92,372,533)	(41,479,523)
Net unrealized depreciation	(17,029,674)	(13,743,092)
Components of distributable losses	$(115,431,449)	$(59,798,165)

    As of December 31, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
     As of December 31, 2021 and 2020, the Fund’s unexpired unfunded commitments to borrowers totaled $97.9 million and $83.2 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.
    The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2021 and 2020:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	11,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Invert Robotics Group, Ltd.	Other Technology	1,000,000	01/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Lassen Peak, Inc.	Security	375,000	01/31/2022
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
Luva Inc.	Other Technology	500,000	02/28/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
RenoFi, Inc.	Internet	6,000,000	10/31/2022
Safe Securities Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
StayTuned Digital, Inc.	Software	3,213,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	1,000,000	04/30/2022
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$97,948,732

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2020	Expiration Date
303 Holdings, Inc.	Technology Services	$3,000,000	12/31/2021
8E14 Networks	Other Technology	600,000	07/31/2021
Aclima, Inc.	Other Technology	2,000,000	03/31/2021
Afero, Inc.	Software	1,500,000	05/31/2021
Antitoxin Technologies Inc.	Other Technology	1,000,000	06/30/2021
BackboneAI Inc.	Software	1,000,000	04/30/2021
Bizly, Inc.	Software	1,650,000	03/31/2021
Canary Connect, Inc.	Computers & Storage	2,000,000	01/31/2021
Content Adjacent, Inc.	Other Technology	500,000	07/31/2021
Coterie Applications, Inc.	Other Technology	500,000	03/31/2021
CytoVale, Inc.	Medical Devices	1,000,000	01/31/2021
Exo Imaging, Inc.	Medical Devices	2,000,000	09/30/2021
Fetch Robotics, Inc.	Computers & Storage	2,500,000	06/30/2021
GoForward, Inc.	Other Healthcare	3,125,000	07/31/2021
Hello Heart Inc.	Other Healthcare	2,000,000	09/30/2021
Honeybee Health, Inc.	Other Healthcare	3,000,000	07/31/2021
iLearningEngines Inc.	Technology Services	2,000,000	07/31/2021
Invoice2Go, Inc.	Software	13,000,000	03/31/2021
Lukla, Inc.	Internet	500,000	01/31/2021
Mavenform, Inc.	Other Technology	1,500,000	04/30/2021
Natomas Labs, Inc.	Other Technology	2,000,000	04/15/2021
OnepointOne, Inc.	Other Technology	2,000,000	03/31/2021
Oula Health, Inc.	Other Healthcare	750,000	11/30/2021
Peerwell, Inc.	Other Healthcare	500,000	07/30/2021
Pixlee, Inc.	Software	2,500,000	06/30/2021
Privoro Holdings, Inc.	Other Technology	1,000,000	01/31/2021
Reciprocity, Inc.	Software	1,950,000	01/31/2021
Residently USA, LLC	Internet	375,000	03/31/2021
Riffyn, Inc.	Technology Services	2,000,000	01/31/2021
Sonatus, Inc.	Software	1,000,000	03/31/2021
Swiftly Systems, Inc.	Software	5,000,000	08/30/2021
Tia, Inc.	Other Healthcare	7,000,000	10/31/2021
TIER Mobility GmbH	Other Technology	8,000,000	02/15/2021
Vessel Health, Inc.	Other Healthcare	3,750,000	03/31/2021
World Wrapps II, Inc.	Other Technology	1,000,000	12/31/2021
Total		$83,200,000
11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2021, 2020, 2019, 2018 and the period ended December 31, 2017.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets for the period from June 28, 2017, commencement of the Fund’s operations, through December 2017, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2021, 2020, 2019 and 2018, the ratios of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended		For the Period Ended
	December 31, 2021	December 31, 2020(a)	December 31, 2019(a)	December 31, 2018		December 31, 2017	*

Total return	33.72%	13.87%	9.70%	160.39%		(1,101.20)%	**

Per share amounts:
Net asset value, beginning of year/period	$1,833.27	$1,138.32	$740.89	$(1.59)		$—

Net investment income (loss)	709.5	339.13	118.72	(9.64)		(1.84)
Net realized and change in unrealized loss from loans and derivative instruments	(47.54)	(130.01)	(41.97)	—		—
Net increase (decrease) in net assets resulting from operations	661.96	209.12	76.75	(9.64)		(1.84)

Distributions of income to shareholder	(694.82)	(329.25)	(94.05)	(72.88)		—
Return of capital to shareholder	(523.47)	(134.92)	(241.27)	—		—
Contributions from shareholder	1,025.00	950.00	656.00	825.00		0.25
Net asset value, end of year/period	$2,301.94	$1,833.27	$1,138.32	$740.89		$(1.34)

Net assets, end of year/period	$230,193,551	$183,326,835	$113,832,373	$74,088,727		$(159,165)

Ratios to average net assets:
Expenses	6.69%	8.17%	14.78%	16.60%		1,057.92%	**
Net investment income (loss)	31.60%	22.50%	14.70%	(2.96)%		(1,057.92)%	**
Portfolio turn-over rate	—%	—%	0.54%	—%		—%
Average debt outstanding	$206,569,231	$109,269,231	$61,169,231	$6,000,000	^	$—

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

12. SUBSEQUENT EVENTS
The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.