Form 10-Q
period 2022-03-31
Venture Lending & Leasing IX, Inc.
filed 2022-05-12
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of March 31, 2022 and December 31, 2021

Condensed Schedules of Derivative Instruments (Unaudited)
As of March 31, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $516,478,606 and $501,909,222)	$498,257,047	$484,047,644
Derivative assets	6,246,910	962,602
Cash and cash equivalents	12,607,025	6,939,126
Dividend and interest receivables	6,431,581	6,872,798
Other assets	2,153,032	2,110,405
Total assets	525,695,595	500,932,575

LIABILITIES
Borrowings under debt facility	280,000,000	263,000,000
Accrued management fees	1,725,000	1,725,000
Derivative liability	—	130,697
Accounts payable and other accrued liabilities	3,901,906	5,883,327
Total liabilities	285,626,906	270,739,024

NET ASSETS	$240,068,689	$230,193,551

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,125,000	$345,625,000
Cumulative return of capital distributions	(104,933,372)	(97,253,486)
Total distributable losses	(13,122,939)	(18,177,963)
Net assets (equivalent to $2,400.69 and $2,301.94 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$240,068,689	$230,193,551

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$94,488,732	$97,948,732

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

INVESTMENT INCOME:
Interest on loans	$21,013,694	$14,687,248
Other interest and other income	79,956	21,555
Total investment income	21,093,650	14,708,803

EXPENSES:
Management fees	1,725,000	1,811,250
Interest expense	2,156,870	1,213,164
Banking and professional fees	307,597	101,759
Other operating expenses	28,109	30,644
Total expenses	4,217,576	3,156,817
Net investment income	16,876,074	11,551,986

Net realized loss from loans	(328,738)	(119,127)
Net realized loss from derivative instruments	(164,462)	(315,702)
Net change in unrealized gain (loss) from loans	(359,981)	863,226
Net change in unrealized gain from derivative instruments	5,415,005	409,386
Net realized and change in unrealized gain from loans and derivative instruments	4,561,824	837,783

Net increase in net assets resulting from operations	$21,437,898	$12,389,769

Amounts per common share:
Net increase in net assets resulting from operations per share	$214.38	$123.90
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2020 (a)	100,000	$100	$243,124,900	$(44,906,782)	$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—	12,389,769	12,389,769
Distributions of income to shareholder	—	—	—	—	(11,117,157)	(11,117,157)
Return of capital to shareholder	—	—	—	(18,358,553)	—	(18,358,553)
Contributions from shareholder	—	—	14,000,000	—	—	14,000,000
Balance at March 31, 2021 (a)	100,000	$100	$257,124,900	(63,265,335)	(13,618,771)	$180,240,894

Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	21,437,898	21,437,898
Distributions of income to shareholder	—	—	—	—	(16,382,874)	(16,382,874)
Return of capital to shareholder	—	—	—	(7,679,886)	—	(7,679,886)
Contributions from shareholder	—	—	12,500,000	—	—	12,500,000
Balance at March 31, 2022	100,000	$100	$358,124,900	$(104,933,372)	$(13,122,939)	$240,068,689

(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$21,437,898	$12,389,769
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	328,738	119,127
Net realized loss from derivative instruments	164,462	315,702
Net change in unrealized (gain) loss from loans	359,981	(863,226)
Net change in unrealized gain from derivative instruments	(5,415,005)	(409,386)
Amortization of deferred costs related to borrowing facility	216,848	143,722
Origination of loans	(50,725,000)	(73,625,000)
Principal payments on loans, net of accretion	33,670,922	29,343,933
Acquisition of equity securities	(3,906,804)	(9,349,422)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	441,217	(1,119,559)
Net increase in other assets	(259,475)	(275,348)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(1,981,421)	183,971
Net cash used in operating activities	(5,667,639)	(43,145,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(18,000,000)	(20,100,000)
Contributions from shareholder	12,500,000	14,000,000
Borrowings under debt facility	24,500,000	52,700,000
Repayments of borrowings under debt facility	(7,500,000)	(8,000,000)
Payments made for derivative instruments	(164,462)	(315,702)
Payments of bank facility fees and costs	—	(2,317,250)
Net cash provided by financing activities	11,335,538	35,967,048

Net increase (decrease) in cash and cash equivalents	5,667,899	(7,178,669)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,939,126	12,497,243
End of period	$12,607,025	$5,318,574

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,841,512	$921,922
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$6,062,760	$9,375,710
Receipt of equity securities as repayment of loans	$2,155,956	$26,288
(a) Certain prior period information has been merged to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$7,421,865	$6,961,950	$6,961,950	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		173,472	163,749	163,749	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		462,908	457,995	457,995	6/1/2023
	Driver Bioengineering, Inc. Subtotal					636,380	621,744	621,744
	Genomic Prediction, Inc.		Senior Secured	11.0%		990,364	925,065	925,065	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,981,641	1,906,365	1,906,365	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,970,998	2,902,216	2,902,216	12/1/2024
	GLO Pharma, Inc. Subtotal					4,952,639	4,808,581	4,808,581
	Quartzy, Inc.		Senior Secured	12.0%		966,413	951,468	951,468	7/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,238,469	793,262	793,262	2/1/2026
	Quartzy, Inc.		Senior Secured	12.0%		905,819	892,818	892,818	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		412,340	387,876	387,876	8/1/2023
	Quartzy, Inc. Subtotal					3,523,041	3,025,424	3,025,424
Biotechnology Total		6.8%				$ 17,524,289	$ 16,342,764	$ 16,342,764

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$1,628,613	$1,602,846	$1,602,846	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		6,511,937	6,288,850	6,288,850	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.8%		1,082,819	1,069,576	1,069,576	3/1/2023
	Canary Connect, Inc.		Senior Secured	11.8%		14,845,709	14,078,798	14,078,798	3/1/2026
	Canary Connect, Inc. Subtotal					24,069,078	23,040,070	23,040,070
Computers & Storage Total		9.6%				$ 24,069,078	$ 23,040,070	$ 23,040,070

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,972,984	$4,947,187	$4,315,254	*
Enterprise Networking Total		1.8%				$ 5,972,984	$ 4,947,187	$ 4,315,254

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,453,319	4,320,491	4,320,491	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,484,015	1,011,190	1,011,190	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,937,334	5,331,681	5,331,681
	Ainsly, Inc. ** ^		Senior Secured	12.5%		140,160	137,827	105,175	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		157,465	146,863	112,071	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		46,723	46,723	35,654	8/1/2022
	Ainsly, Inc. Subtotal ** ^					344,348	331,413	252,900
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		4,288,286	4,118,383	4,118,383	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		451,677	421,639	421,639	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		215,283	210,596	210,596	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		1,954,896	1,939,710	1,939,710	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		3,603,157	3,540,333	3,540,333	12/1/2023
	MyPizza Technologies, Inc. Subtotal					5,558,053	5,480,043	5,480,043
	OneLocal, Inc. ** ^		Senior Secured	12.0%		491,167	458,288	458,288	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.3%		754,232	716,771	716,771	3/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OneLocal, Inc. Subtotal ** ^					1,245,399	1,175,059	1,175,059
	Osix Corporation		Senior Secured	12.0%		4,805,202	4,590,214	4,590,214	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,932,731	5,436,066	5,436,066	4/1/2025
	Proper Labs, Inc.		Senior Secured	11.5%		1,484,071	1,389,328	1,389,328	11/1/2024
	RenoFi, Inc.		Senior Secured	11.5%		1,485,483	1,285,775	1,285,775	7/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		132,856	128,349	128,349	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		132,929	131,469	131,469	6/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,485,146	1,448,966	1,448,966	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		722,833	705,057	705,057	12/1/2023
	RenoFi, Inc. Subtotal					3,959,247	3,699,616	3,699,616
	Residently USA, LLC ** ^		Senior Secured	12.0%		397,463	379,208	379,208	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		271,120	271,120	271,120	12/1/2023
	Residently USA, LLC Subtotal ** ^					668,583	650,328	650,328
	RetailerX, Inc.		Senior Secured	12.0%		873,299	842,948	842,948	5/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		1,977,866	1,898,666	1,898,666	2/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		1,981,551	1,836,733	1,836,733	11/1/2025
	RetailerX, Inc. Subtotal					4,832,716	4,578,347	4,578,347
	Serface Care, Inc.		Senior Secured	12.3%		597,411	394,785	28,419	*
	Starface World, Inc.		Senior Secured	12.0%		376,767	371,359	371,359	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,473,429	2,374,679	2,374,679	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		989,989	974,065	974,065	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		990,206	972,972	972,972	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		691,575	667,052	667,052	11/1/2023
	Starface World, Inc. Subtotal					5,521,966	5,360,127	5,360,127
	Stay Alfred, Inc.		Senior Secured	18.0%		5,668,822	4,155,326	397,792	*
	Usual Beverage Co.		Senior Secured	12.0%		2,966,301	2,866,731	2,866,731	9/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,548,301	1,535,063	1,535,063	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,547,715	1,507,427	1,507,427	12/1/2023
	Verishop, Inc. Subtotal					3,096,016	3,042,490	3,042,490
Internet Total		20.4%				$ 57,573,446	$ 53,232,172	$ 49,029,759

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		1,628,309	1,536,800	1,536,800	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		1,072,163	1,064,705	1,064,705	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,071,768	1,051,667	1,051,667	3/1/2023
	Ablacon, Inc. Subtotal					2,143,931	2,116,372	2,116,372
	Anutra Medical, Inc.		Senior Secured	12.0%		64,491	63,709	63,709	10/1/2022
	Anutra Medical, Inc.		Senior Secured	12.0%		605,999	579,410	579,410	7/1/2024
	Anutra Medical, Inc. Subtotal					670,490	643,119	643,119
	CytoVale, Inc.		Senior Secured	12.0%		963,403	945,260	945,260	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		68,956	68,769	68,769	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		64,967	64,827	64,827	6/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		1,823,498	1,755,995	1,755,995	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		304,286	295,577	295,577	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		318,866	315,461	315,461	11/1/2023
	CytoVale, Inc. Subtotal					3,543,976	3,445,889	3,445,889
	eXo Imaging, Inc.		Senior Secured	11.8%		1,256,632	1,241,266	1,241,266	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,255,510	1,206,639	1,206,639	9/1/2023
	eXo Imaging, Inc. Subtotal					2,512,142	2,447,905	2,447,905
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	947,174	*
	Norbert Health, Inc.		Senior Secured	12.3%		903,252	831,250	831,250	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		661,291	654,076	654,076	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,322,252	1,288,084	1,288,084	10/1/2023
	Siren Care, Inc. Subtotal					1,983,543	1,942,160	1,942,160

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	SVN Med, LLC		Senior Secured	15.0%		1,455,192	1,262,885	1,262,885	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		727,782	628,636	628,636	12/1/2023
	SVN Med, LLC Subtotal					2,182,974	1,891,521	1,891,521
Medical Devices Total		6.6%				$ 25,568,617	$ 23,750,119	$ 15,802,190

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		1,484,408	1,429,212	1,429,212	4/1/2025
	Alchera Incorporated		Senior Secured	12.0%		1,398,003	1,265,735	1,265,735	7/1/2024
	Alchera Incorporated Subtotal					2,882,411	2,694,947	2,694,947
	Elysium Health, Inc.		Senior Secured	12.0%		7,246,410	6,636,728	6,636,728	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		2,820,472	2,775,283	2,775,283	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		3,917,353	3,763,579	3,763,579	9/1/2023
	GoForward, Inc. Subtotal					6,737,825	6,538,862	6,538,862
	Grayce, Inc.		Senior Secured	11.8%		495,002	484,858	484,858	12/1/2024
	Grayce, Inc.		Senior Secured	11.8%		989,714	940,267	940,267	9/1/2024
	Grayce, Inc. Subtotal					1,484,716	1,425,125	1,425,125
	Hello Heart Inc.		Senior Secured	11.0%		1,979,062	1,948,861	1,948,861	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		577,942	565,720	565,720	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		462,484	459,359	459,359	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,805,150	1,712,873	1,712,873	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		517,196	512,455	512,455	11/1/2023
	Hello Heart Inc. Subtotal					5,341,834	5,199,268	5,199,268
	Honeybee Health, Inc.		Senior Secured	11.0%		1,805,992	1,805,992	1,805,992	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		902,773	826,907	826,907	6/1/2024
	Honeybee Health, Inc. Subtotal					2,708,765	2,632,899	2,632,899
	HumanAPI, Inc.		Senior Secured	11.8%		978,381	957,884	957,884	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,921,726	1,835,465	1,835,465	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		989,888	964,714	964,714	2/1/2025
	HumanAPI, Inc. Subtotal					3,889,995	3,758,063	3,758,063
	Minded, Inc.		Senior Secured	12.0%		1,978,335	1,878,918	1,878,918	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		326,263	321,159	321,159	7/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		588,090	562,665	562,665	2/1/2024
	Oula Heath, Inc. Subtotal					914,353	883,824	883,824
	PeerWell, Inc.		Senior Secured	12.0%		813,889	779,275	779,275	3/1/2024
	Therapydia, Inc.		Senior Secured	12.0%		494,791	481,362	481,362	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,475	440,648	440,648	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	47,993	46,674	46,674	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	58,588	58,588	58,588	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,886	483,265	483,265	1/1/2026
	Therapydia, Inc. Subtotal					1,590,733	1,510,537	1,510,537
	Tia, Inc.		Senior Secured	11.8%		1,746,267	1,608,535	1,608,535	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,472,444	2,437,463	2,437,463	9/1/2024
	Tia, Inc. Subtotal					4,218,711	4,045,998	4,045,998
	Vessel Health, Inc.		Senior Secured	12.0%		508,722	508,722	508,722	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		508,647	482,613	482,613	3/1/2024
	Vessel Health, Inc. Subtotal					1,017,369	991,335	991,335
	Yes Health, Inc.		Senior Secured	12.0%		985,333	962,450	962,450	6/1/2025
	Yes Health, Inc.		Senior Secured	12.0%		989,298	938,489	938,489	10/1/2024
	Yes Health, Inc. Subtotal					1,974,631	1,900,939	1,900,939
Other Healthcare Total		17.0%				$ 42,799,977	$ 40,876,718	$ 40,876,718

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		189,298	158,037	158,037	9/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		217,429	217,429	217,429	12/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		593,053	593,053	593,053	9/1/2024
	8E14 Networks, Inc. Subtotal					999,780	968,519	968,519
	8i Corporation		Senior Secured	12.0%		1,084,379	1,044,779	1,044,779	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		1,320,926	1,229,115	1,229,115	10/1/2023
	Aclima, Inc.		Senior Secured	11.9%		52,583	51,882	51,882	4/1/2022
	Aclima, Inc. Subtotal					1,373,509	1,280,997	1,280,997
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		977,915	859,458	828,909	12/1/2023
	ATeam Army, Inc.		Senior Secured	12.0%		581,394	567,496	567,496	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,229	1,284,229	1,284,229	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,682	1,484,682	1,484,682	4/1/2025
	Bankroll Club, LLC Subtotal					2,968,911	2,768,911	2,768,911
	Beautiful Beanfields, Inc.		Senior Secured	6%		200,000	197,577	197,577	*
	BloomTech Inc.		Senior Secured	11.3%		2,810,239	2,734,874	2,734,874	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,486,254	1,486,254	1,486,254	8/1/2023
	BloomTech Inc. Subtotal					4,296,493	4,221,128	4,221,128
	Brave Care Technologies, Inc.		Senior Secured	12.0%		2,225,306	2,098,596	2,098,596	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		142,978	141,107	141,107	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		370,862	368,613	368,613	3/1/2023
	Brightside Benefit, Inc. Subtotal					513,840	509,720	509,720
	Bryte, Inc.		Senior Secured	10.0%		2,478,448	2,314,008	2,314,008	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		917,378	882,324	882,324	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		978,087	969,332	969,332	6/1/2023
	BW Industries, Inc. Subtotal					1,895,465	1,851,656	1,851,656
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,473,976	2,473,976	2,473,976	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,944,067	4,064,937	4,064,937	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					7,418,043	6,538,913	6,538,913
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,156	1,814,428	1,814,428	4/1/2025
	ClipCall, Inc.		Senior Secured	12.5%		330,981	307,582	307,582	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		451,692	451,692	451,692	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,804,909	1,757,493	1,757,493	6/1/2024
	Content Adjacent, Inc. Subtotal					2,256,601	2,209,185	2,209,185
	Coterie Applications, Inc.		Senior Secured	11.0%		2,476,001	2,261,403	2,261,403	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		451,529	451,529	451,529	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		629,637	589,812	589,812	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		814,732	814,732	814,732	3/1/2024
	Coterie Applications, Inc.		Senior Secured	11.0%		4,953,729	4,839,090	4,839,090	1/1/2026
	Coterie Applications, Inc. Subtotal					9,325,628	8,956,566	8,956,566
	Daybase, Inc.		Senior Secured	12.0%		989,325	919,324	919,324	9/1/2024
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,103,478	2,103,478	10/1/2025
	Equestrian Labs, Inc.		Senior Secured	12.0%		677,418	665,575	178,149	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		677,676	663,671	177,639	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,354,343	1,283,189	343,460	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,709,437	2,612,435	699,248

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Fakespot, Inc.		Senior Secured	12.0%		960,835	946,194	820,640	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		480,170	440,212	381,799	8/1/2024
	Fakespot, Inc. Subtotal					1,441,005	1,386,406	1,202,439
	Fitplan, Inc. ** ^		Senior Secured	12.5%		878,196	736,623	736,623	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,237,498	1,201,146	1,201,146	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,722,091	2,597,902	2,597,902	2/1/2025
	Heading Health Inc.		Senior Secured	12.5%		494,097	440,055	440,055	12/1/2024
	Higher Ground Education, Inc.		Senior Secured	12.5%		839,685	824,222	824,222	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,538	273,082	273,082	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,920,730	6,642,059	6,642,059	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		230,397	228,642	228,642	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		645,062	640,536	640,536	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,827,596	4,653,404	4,653,404	2/1/2025
	Higher Ground Education, Inc. Subtotal					13,739,008	13,261,945	13,261,945
	Hint, Inc.		Senior Secured	12.0%		2,909,187	2,761,019	2,761,019	6/1/2023
	Hint, Inc.		Senior Secured	12.0%		7,424,108	5,843,704	5,843,704	5/1/2025
	Hint, Inc. Subtotal					10,333,295	8,604,723	8,604,723
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,330,697	2,210,432	2,210,432	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,944,750	4,836,760	4,836,760	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		494,669	467,502	467,502	1/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,977,324	1,791,767	1,791,767	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,860,847	1,818,834	1,818,834	6/1/2023
	Kinoo, Inc.		Senior Secured	11.5%		989,883	929,184	929,184	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,440	1,360,002	1,360,002	5/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,895,871	9,750,491	9,750,491	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,892,870	9,325,191	9,325,191	5/1/2025
	Level Home, Inc. Subtotal					19,788,741	19,075,682	19,075,682
	Literati, Inc.		Senior Secured	11.3%		4,926,563	4,551,170	4,551,170	9/1/2025
	Luva Inc.		Senior Secured	11.3%		495,103	463,562	463,562	12/1/2024
	Luva Inc.		Senior Secured	11.3%		495,313	484,526	484,526	12/1/2024
	Luva Inc. Subtotal					990,416	948,088	948,088
	MASC Inc.		Senior Secured	12.0%		494,698	435,929	435,929	9/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		1,486,119	1,412,593	1,412,593	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		494,828	485,543	485,543	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		902,614	868,122	868,122	6/1/2024
	Mavenform, Inc. Subtotal					2,883,561	2,766,258	2,766,258
	Merlin Labs, Inc.		Senior Secured	11.0%		2,970,956	2,826,462	2,826,462	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		90,168	89,629	89,629	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		55,824	55,498	55,498	6/1/2022
	Merlin Labs, Inc. Subtotal					3,116,948	2,971,589	2,971,589
	MinoMonsters, Inc.**^		Senior Secured	11.5%		2,474,159	2,398,761	2,398,761	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		23,804,587	23,178,674	23,178,674	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,472,246	2,333,042	2,333,042	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,569,461	1,542,791	1,542,791	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,353,022	2,249,163	2,249,163	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,483,557	1,454,751	1,454,751	9/1/2024
	Natomas Labs, Inc. Subtotal					7,878,286	7,579,747	7,579,747
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		747,140	741,155	741,155	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,090,933	2,043,861	2,043,861	8/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		3,618,123	3,570,052	3,570,052	12/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					6,456,196	6,355,068	6,355,068
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	250,616	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,568,747	1,542,658	1,542,658	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,567,913	1,490,385	1,490,385	2/1/2024
	OnePointOne, Inc. Subtotal					3,136,660	3,033,043	3,033,043
	Opya, Inc.		Senior Secured	12.0%		423,701	412,644	412,644	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		675,097	661,097	661,097	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,484,870	1,399,860	1,399,860	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,981,149	1,940,012	1,940,012	11/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		2,884,388	2,728,042	2,728,042	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		146,914	144,687	144,687	8/1/2022
	Plant Prefab, Inc. Subtotal					5,012,451	4,812,741	4,812,741
	Platform Science, Inc.		Senior Secured	11.5%		2,637,011	2,564,790	2,564,790	10/1/2023
	Plethora, Inc.		Senior Secured	18.0%		2,281,576	1,624,139	506,217	*
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,556,458	1,491,078	1,491,078	4/1/2024
	Reali Inc.		Senior Secured	12.5%		2,444,710	2,357,534	2,357,534	3/1/2024
	Reali Inc.		Senior Secured	12.5%		11,866,553	11,423,568	11,423,568	12/1/2024
	Reali Inc.		Senior Secured	12.5%		2,518,547	2,456,251	2,456,251	9/1/2023
	Reali Inc. Subtotal					16,829,810	16,237,353	16,237,353
	Romaine Empire, Inc.		Senior Secured	12.3%		3,383,204	3,296,471	3,296,471	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		228,101	223,701	223,701	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		1,200,606	1,092,730	1,092,730	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		30,875	12,125	12,125	*
	Sorfeo Inc.		Senior Secured	11.5%		989,627	982,789	982,789	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,563,909	2,404,314	2,404,314	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,888,625	8,708,450	8,708,450	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,452,534	11,112,764	11,112,764
	The Farm Project, PBC.		Senior Secured	12.0%		3,958,573	3,770,001	3,770,001	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,279,901	2,052,162	2,052,162	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		377,808	359,167	359,167	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		251,992	251,992	251,992	9/1/2023
	TomoCredit, Inc. Subtotal					629,800	611,159	611,159
	Umbra Lab, Inc.		Senior Secured	12.0%		4,514,015	4,393,192	4,393,192	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,515,659	4,378,636	4,378,636	6/1/2024
	Umbra Lab, Inc. Subtotal					9,029,674	8,771,828	8,771,828
	Veev Group, Inc.		Senior Secured	12.5%		665,622	632,331	632,331	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		1,997,287	1,980,440	1,980,440	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,772,546	19,042,447	19,042,447	12/1/2024
	Veev Group, Inc. Subtotal					22,435,455	21,655,218	21,655,218
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,881,490	1,487,667	*
	Wheels Labs, Inc.		Senior Secured	12.0%		1,878,456	1,816,122	1,816,122	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		223,102	220,839	220,839	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		451,908	451,908	451,908	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		451,349	367,107	367,107	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		451,381	451,381	451,381	6/1/2024
	World Wrapps II, Inc. Subtotal					1,354,638	1,270,396	1,270,396
Other Technology Total		101.5%				$263,707,590	$248,916,554	$243,666,711

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		360,652	340,525	340,525	8/1/2024
	Nok Nok Labs, Inc.		Senior Secured	12.5%		97,150	96,883	96,883	6/1/2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Popily, Inc.		Senior Secured	12.5%		1,979,775	1,820,472	1,820,472	8/1/2024
Security Total		0.9%				$ 2,437,577	$ 2,257,880	$ 2,257,880

Software
	Afero, Inc.		Senior Secured	12.3%		1,884,829	1,736,409	1,736,409	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		1,980,589	1,950,592	1,950,592	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		8,908,203	8,512,227	8,512,227	2/1/2025
	Amino, Inc. Subtotal					10,888,792	10,462,819	10,462,819
	BackboneAI Inc.		Senior Secured	12.3%		437,024	429,559	429,559	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		266,198	263,035	263,035	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		266,068	248,689	248,689	6/1/2023
	BackboneAI Inc. Subtotal					969,290	941,283	941,283
	Big Run Studios, Inc.		Senior Secured	11.5%		1,922,030	1,829,197	1,829,197	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		989,947	971,046	971,046	12/1/2024
	Big Run Studios, Inc. Subtotal					2,911,977	2,800,243	2,800,243
	Bizly, Inc.		Senior Secured	11.5%		346,205	300,476	300,476	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		296,868	290,845	290,845	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		990,137	957,586	957,586	3/1/2025
	Bizly, Inc. Subtotal					1,633,210	1,548,907	1,548,907
	Blockdaemon, Inc.		Senior Secured	11.3%		27,987	27,843	27,843	6/1/2022
	Blockdaemon, Inc.		Senior Secured	12.0%		814,313	780,343	780,343	3/1/2024
	Blockdaemon, Inc. Subtotal					842,300	808,186	808,186
	BriteCo LLC		Senior Secured	12.0%		346,354	346,354	346,354	2/1/2025
	BriteCo LLC		Senior Secured	12.0%		372,755	328,224	328,224	7/1/2024
	BriteCo LLC Subtotal					719,109	674,578	674,578
	Censia Inc.		Senior Secured	11.0%		255,793	252,243	252,243	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		989,639	927,015	927,015	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		3,958,330	3,382,111	3,382,111	11/1/2024
	Chowbus, Inc. Subtotal					4,947,969	4,309,126	4,309,126
	Eskalera, Inc.		Senior Secured	10.5%		427,402	421,757	421,757	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		989,446	951,740	951,740	3/1/2025
	ICX Media, Inc.		Senior Secured	18.0%		762,829	635,515	446,074	*
	Ipolipo, Inc.		Senior Secured	12.0%		384,807	373,250	373,250	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		794,560	775,634	775,634	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		397,331	394,957	394,957	2/1/2023
	Medable, Inc. Subtotal					1,191,891	1,170,591	1,170,591
	Parkoursc, Inc.		Senior Secured	12.0%		824,672	797,081	797,081	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		683,764	675,976	675,976	9/1/2024
	Parkoursc, Inc. Subtotal					1,508,436	1,473,057	1,473,057
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,226,047	2,133,060	2,133,060	8/1/2025
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		1,130,643	1,097,002	1,097,002	1/1/2024
	Pixlee TurnTo, Inc. Subtotal					3,356,690	3,230,062	3,230,062
	Safe Securities Inc.		Senior Secured	12.0%		198,683	193,357	193,357	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		5,939,684	5,651,233	5,651,233	9/1/2025
	Safe Securities Inc. Subtotal					6,138,367	5,844,590	5,844,590
	SF Insuretech, Inc.		Senior Secured	11.8%		2,883,128	2,758,225	2,758,225	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,978,413	1,810,822	1,810,822	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		629,789	584,181	584,181	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		164,446	162,132	162,132	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,300	97,545	97,545	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,419	1,474,645	1,474,645	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,247	240,427	240,427	1/1/2025
	StayTuned Digital, Inc. Subtotal					1,865,966	1,812,617	1,812,617

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,356,549	3,811,812	3,811,812	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,357,102	2,262,780	2,262,780	1/1/2025
	Swiftly Systems, Inc. Subtotal					6,713,651	6,074,592	6,074,592
	Swivel, Inc.		Senior Secured	12.0%		59,444	59,444	59,444	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		42,880	42,295	42,295	8/1/2022
	Swivel, Inc. Subtotal					102,324	101,739	101,739
	Terragon, Inc. ** ^		Senior Secured	12.0%		436,971	340,286	340,286	5/1/2024
	Trucking Jobs Technologies, Inc.		Senior Secured	10.5%		596,831	555,563	555,563	7/1/2024
	Truthset, Inc.		Senior Secured	10.5%		147,561	143,675	143,675	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		185,410	185,410	185,410	5/1/2023
	Truthset, Inc. Subtotal					332,971	329,085	329,085
	UCM Digital Health, Inc.		Senior Secured	12.0%		866,100	782,864	782,864	5/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,125	343,082	343,082	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,723	120,866	120,866	3/1/2025
	WorkRails, Inc. Subtotal					494,848	463,948	463,948
	Workspot, Inc.		Senior Secured	12.0%		193,455	192,245	192,245	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		2,075,418	2,007,807	2,007,807	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		814,451	782,631	782,631	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		139,550	137,499	137,499	8/1/2022
	Workspot, Inc. Subtotal					3,222,874	3,120,182	3,120,182
Software Total		23.5%				$ 60,101,449	$ 56,530,592	$ 56,341,151

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,009	884,628	884,628	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		7,225,621	6,663,027	6,663,027	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,979,502	1,885,858	1,885,858	1/1/2025
	iLearningEngines Inc. Subtotal					11,680,132	9,433,513	9,433,513
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,423,472	2,382,582	2,382,582	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,257,749	2,136,760	2,136,760	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.5%		64,742	61,197	61,197	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	148,026	143,703	143,703	7/1/2023
	Klar Holdings Limited Subtotal ** ^					4,893,989	4,724,242	4,724,242
	Liftit, Inc. ** ^		Senior Secured	12.0%		93,003	91,687	91,687	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		128,939	128,351	128,351	10/1/2022
	Liftit, Inc. Subtotal ** ^					221,942	220,038	220,038
	Loansnap Holdings Inc. **		Senior Secured	11.0%		896,576	876,727	876,727	12/1/2022
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,716,943	3,495,056	3,495,056	2/1/2025
	Loansnap Holdings Inc. Subtotal **					4,613,519	4,371,783	4,371,783
	Zanbato, Inc.		Senior Secured	11.0%		2,191,272	2,151,044	2,151,044	9/1/2023
Technology Services Total		8.7%				$ 23,600,854	$ 20,900,620	$ 20,900,620

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		27,792	27,620	27,620	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		564,271	536,963	536,963	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		27,773	27,376	27,376	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		564,556	552,690	552,690	6/1/2024
	AirVine Scientific, Inc. Subtotal					1,184,392	1,144,649	1,144,649
	MeshPlusPlus, Inc.		Senior Secured	12.5%		611,266	576,568	576,568	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		225,844	221,063	221,063	6/1/2024
	MeshPlusPlus, Inc. Subtotal					837,110	797,631	797,631

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Parallel Wireless, Inc.		Senior Secured	11.8%		8,500,000	8,208,746	8,208,746	4/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		8,500,000	8,217,061	8,217,061	5/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,040,204	2,022,117	2,022,117	9/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		1,935,927	1,919,718	1,919,718	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		3,448,858	3,374,008	3,374,008	6/1/2023
	Parallel Wireless, Inc. Subtotal					24,424,989	23,741,650	23,741,650
Wireless Total		10.7%				$ 26,446,491	$ 25,683,930	$ 25,683,930
	Grand Total	207.5%				$549,802,352	$516,478,606	$498,257,047

* As of March 31, 2022, loans with a cost basis of $24.6 million and a fair value of $8.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of March 31, 2022, 12.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of March 31, 2022, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$7,424,123	$6,910,615	$6,910,615	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		210,665	196,509	196,509	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		548,126	541,260	541,260	6/1/2023
	Driver Bioengineering, Inc. Subtotal					758,791	737,769	737,769
	Genomic Prediction, Inc.		Senior Secured	11.0%		990,625	916,753	916,753	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,982,114	1,896,155	1,896,155	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,971,746	2,893,124	2,893,124	12/1/2024
	GLO Pharma, Inc. Subtotal					4,953,860	4,789,279	4,789,279
	Quartzy, Inc.		Senior Secured	12.0%		1,054,875	1,036,987	1,036,987	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		478,138	445,430	445,430	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		996,046	980,260	980,260	5/1/2024
	Quartzy, Inc. Subtotal					2,529,059	2,462,677	2,462,677
Biotechnology Total		6.9%				$16,656,458	$15,817,093	$15,817,093

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$1,806,184	$1,774,384	$1,774,384	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		7,221,950	6,947,036	6,947,036	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.8%		1,332,737	1,312,821	1,312,821	3/1/2023
	Canary Connect, Inc.		Senior Secured	11.8%		14,850,169	14,028,469	14,028,469	3/1/2026
	Canary Connect, Inc. Subtotal					25,211,040	24,062,710	24,062,710
Computers & Storage Total		10.5%				$25,211,040	$24,062,710	$24,062,710

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,972,984	$5,055,959	$4,311,087	*
Enterprise Networking Total		1.9%				$5,972,984	$5,055,959	$4,311,087

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$4,454,692	$4,309,407	$4,309,407	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,484,485	969,998	969,998	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,939,177	5,279,405	5,279,405
	Ainsly, Inc. ** ^		Senior Secured	12.5%		180,970	167,037	167,037	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		220,835	215,380	215,380	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		73,617	73,617	73,617	8/1/2022
	Ainsly, Inc. Subtotal ** ^					475,422	456,034	456,034
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		4,649,564	4,449,109	4,449,109	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		494,777	458,710	458,710	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		265,285	258,235	258,235	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,179,705	2,160,762	2,160,762	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,061,477	3,981,527	3,981,527	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,241,182	6,142,289	6,142,289
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	794,936	794,936	3/1/2023
	Osix Corporation		Senior Secured	12.0%		4,948,467	4,694,637	4,694,637	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,934,796	5,384,024	5,384,024	4/1/2025
	Proper Labs, Inc.		Senior Secured	11.5%		1,484,519	1,375,854	1,375,854	11/1/2024
	RenoFi, Inc.		Senior Secured	12.0%		157,216	155,178	155,178	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	RenoFi, Inc.		Senior Secured	12.0%		157,130	150,858	150,858	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		814,310	791,720	791,720	12/1/2023
	RenoFi, Inc. Subtotal					1,128,656	1,097,756	1,097,756
	Residently USA, LLC ** ^		Senior Secured	12.0%		498,522	470,265	470,265	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		305,431	305,431	305,431	12/1/2023
	Residently USA, LLC Subtotal ** ^					803,953	775,696	775,696
	RetailerX, Inc.		Senior Secured	12.0%		1,978,517	1,889,440	1,889,440	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		960,287	923,491	923,491	5/1/2024
	RetailerX, Inc. Subtotal					2,938,804	2,812,931	2,812,931
	Serface Care, Inc.		Senior Secured	12.3%		597,411	433,243	36,200	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	—	*
	Starface World, Inc.		Senior Secured	12.0%		783,946	752,446	752,446	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		990,265	971,780	971,780	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		422,046	415,242	415,242	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,474,163	2,359,716	2,359,716	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		990,476	970,472	970,472	10/1/2024
	Starface World, Inc. Subtotal					5,660,896	5,469,656	5,469,656
	Stay Alfred, Inc.		Senior Secured	18.0%		5,675,613	4,162,117	404,583	*
	Usual Beverage Co.		Senior Secured	12.0%		2,967,292	2,850,880	2,850,880	9/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,744,243	1,727,396	1,727,396	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,743,583	1,692,394	1,692,394	12/1/2023
	Verishop, Inc. Subtotal					3,487,826	3,419,790	3,419,790
Internet Total		20.1%				$54,869,673	$50,625,983	$46,160,725

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,806,873	$1,694,218	$1,694,218	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		1,321,869	1,291,586	1,291,586	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,322,356	1,311,100	1,311,100	3/1/2023
	Ablacon, Inc. Subtotal					2,644,225	2,602,686	2,602,686

	Anutra Medical, Inc.		Senior Secured	12.0%		90,784	89,282	89,282	10/1/2022
	Anutra Medical, Inc.		Senior Secured	12.0%		643,231	611,529	611,529	7/1/2024
	Anutra Medical, Inc. Subtotal					734,015	700,811	700,811
	CytoVale, Inc.		Senior Secured	12.0%		361,456	357,071	357,071	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		1,977,671	1,897,985	1,897,985	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		64,961	64,412	64,412	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		989,063	967,945	967,945	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		347,288	335,948	335,948	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		118,901	118,390	118,390	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		128,023	127,542	127,542	6/1/2022
	CytoVale, Inc. Subtotal					3,987,363	3,869,293	3,869,293
	eXo Imaging, Inc.		Senior Secured	11.8%		1,444,176	1,379,677	1,379,677	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,445,467	1,425,130	1,425,130	9/1/2023
	eXo Imaging, Inc. Subtotal					2,889,643	2,804,807	2,804,807
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,855,103	964,900	*
	Norbert Health, Inc.		Senior Secured	12.3%		989,165	902,830	902,830	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		754,310	744,906	744,906	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,508,243	1,463,777	1,463,777	10/1/2023
	Siren Care, Inc. Subtotal					2,262,553	2,208,683	2,208,683
	SVN Med, LLC		Senior Secured	15.0%		1,633,790	1,393,028	1,393,028	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		817,104	693,026	693,026	12/1/2023
	SVN Med, LLC Subtotal					2,450,894	2,086,054	2,086,054
Medical Devices Total		7.7%				$27,764,731	$25,724,485	$17,834,282

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,483,900	$1,326,776	$1,326,776	7/1/2024
	Alchera Incorporated		Senior Secured	12.0%		1,470,500	1,409,173	1,409,173	4/1/2025
	Alchera Incorporated Subtotal					2,954,400	2,735,949	2,735,949
	Artisan Development Labs, Inc.		Senior Secured	12.3%		282,447	260,582	260,582	4/1/2023
	Elysium Health, Inc.		Senior Secured	12.0%		7,420,231	6,722,807	6,722,807	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		4,507,323	4,304,301	4,304,301	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,091,343	3,036,842	3,036,842	6/1/2024
	GoForward, Inc. Subtotal					7,598,666	7,341,143	7,341,143
	Grayce, Inc.		Senior Secured	11.8%		990,011	932,249	932,249	9/1/2024
	Grayce, Inc.		Senior Secured	11.8%		494,614	483,462	483,462	12/1/2024
	Grayce, Inc. Subtotal					1,484,625	1,415,711	1,415,711
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,946,247	1,946,247	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,868,531	1,868,531	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		586,952	580,837	580,837	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		561,643	557,061	557,061	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		701,855	683,970	683,970	4/1/2023
	Hello Heart Inc. Subtotal					5,809,708	5,636,646	5,636,646
	Honeybee Health, Inc.		Senior Secured	11.0%		990,031	898,914	898,914	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		1,980,553	1,980,553	1,980,553	6/1/2024
	Honeybee Health, Inc. Subtotal					2,970,584	2,879,467	2,879,467
	HumanAPI, Inc.		Senior Secured	11.8%		1,175,103	1,145,778	1,145,778	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,979,202	1,877,319	1,877,319	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		990,180	961,832	961,832	2/1/2025
	HumanAPI, Inc. Subtotal					4,144,485	3,984,929	3,984,929
	Minded, Inc.		Senior Secured	12.0%		1,978,973	1,865,771	1,865,771	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		346,309	340,210	340,210	7/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		655,346	623,750	623,750	2/1/2024
	Oula Heath, Inc. Subtotal					1,001,655	963,960	963,960
	PeerWell, Inc.		Senior Secured	12.0%		902,629	860,003	860,003	3/1/2024
	SchoolCare, Inc.		Senior Secured	18.0%		395,761	388,046	82,551	*
	Therapydia, Inc.		Senior Secured	12.0%		494,637	434,026	434,026	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,944	480,199	480,199	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	58,588	56,636	56,636	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	68,858	68,858	68,858	6/1/2023
	Therapydia, Inc. Subtotal					1,117,027	1,039,719	1,039,719
	Tia, Inc.		Senior Secured	11.8%		1,920,749	1,754,268	1,754,268	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,473,240	2,432,270	2,432,270	9/1/2024
	Tia, Inc. Subtotal					4,393,989	4,186,538	4,186,538
	Vessel Health, Inc.		Senior Secured	12.0%		564,189	564,189	564,189	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		564,106	532,069	532,069	3/1/2024
	Vessel Health, Inc. Subtotal					1,128,295	1,096,258	1,096,258
	Yes Health, Inc.		Senior Secured	12.0%		989,613	930,838	930,838	10/1/2024
Other Healthcare Total		18.2%				$44,573,088	$42,308,367	$42,002,872

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		$217,430	$176,828	$176,828	9/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		244,666	244,666	244,666	12/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		593,274	593,274	593,274	9/1/2024
	8E14 Networks, Inc. Subtotal					1,055,370	1,014,768	1,014,768
	8i Corporation		Senior Secured	12.0%		1,221,610	1,171,343	1,171,343	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		149,173	143,913	143,913	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,507,598	1,388,554	1,388,554	10/1/2023
	Aclima, Inc. Subtotal					1,656,771	1,532,467	1,532,467
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		814,262	738,781	692,140	12/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	160,030	151,726	9/1/2022
	Antitoxin Technologies Inc. Subtotal ** ^					977,915	898,811	843,866
	ATeam Army, Inc.		Senior Secured	12.0%		705,214	684,917	684,917	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,693	1,263,475	1,263,475	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,500	1,483,500	1,483,500	4/1/2025
	Bankroll Club, LLC Subtotal					2,968,193	2,746,975	2,746,975
	Beanfields, PBC		Senior Secured	18.0%		1,126,232	1,136,604	1,005,227	*
	BloomTech Inc.		Senior Secured	11.3%		3,292,027	3,188,984	3,188,984	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,724,925	1,724,925	1,724,925	8/1/2023
	BloomTech Inc. Subtotal					5,016,952	4,913,909	4,913,909
	Brave Care Technologies, Inc.		Senior Secured	12.0%		2,226,032	2,078,142	2,078,142	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		211,297	207,383	207,383	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		456,660	453,272	453,272	3/1/2023
	Brightside Benefit, Inc. Subtotal					667,957	660,655	660,655
	Bryte, Inc.		Senior Secured	10.0%		2,478,976	2,295,843	2,295,843	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		1,098,200	1,048,349	1,048,349	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,157,127	1,144,903	1,144,903	6/1/2023
	BW Industries, Inc. Subtotal					2,255,327	2,193,252	2,193,252
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,474,741	2,474,741	2,474,741	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,945,712	3,938,353	3,938,353	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					7,420,453	6,413,094	6,413,094
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,769	1,796,975	1,796,975	4/1/2025
	ClipCall, Inc.		Senior Secured	12.5%		377,537	347,225	347,225	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		494,793	494,793	494,793	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,977,137	1,920,036	1,920,036	6/1/2024
	Content Adjacent, Inc. Subtotal					2,471,930	2,414,829	2,414,829
	Coterie Applications, Inc.		Senior Secured	11.0%		2,476,651	2,240,496	2,240,496	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		494,338	494,338	494,338	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		723,625	671,265	671,265	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		903,053	903,053	903,053	3/1/2024
	Coterie Applications, Inc. Subtotal					4,597,667	4,309,152	4,309,152
	Daybase, Inc.		Senior Secured	12.0%		989,639	908,021	908,021	9/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,483,577	1,398,054	1,234,057	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,341	725,469	640,369	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,058	727,787	642,415	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,967,976	2,851,310	2,516,841
	Fakespot, Inc.		Senior Secured	12.0%		494,493	447,448	447,448	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		989,486	972,163	972,163	8/1/2024
	Fakespot, Inc. Subtotal					1,483,979	1,419,611	1,419,611
	Fitplan, Inc. ** ^		Senior Secured	12.5%		994,922	815,498	815,498	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,394,506	1,348,314	1,348,314	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,722,876	2,583,157	2,583,157	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,942,636	4,742,950	4,742,950	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,567	273,064	273,064	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		781,981	775,361	775,361	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,075,086	1,050,104	1,050,104	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,321	316,022	316,022	8/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,923,164	6,611,952	6,611,952	6/1/2025
	Higher Ground Education, Inc. Subtotal					14,317,755	13,769,453	13,769,453

	Hint, Inc.		Senior Secured	12.0%		3,440,711	3,234,998	3,234,998	6/1/2023
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,473,894	2,330,578	2,330,578	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,946,375	4,826,097	4,826,097	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		494,826	464,110	464,110	1/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,978,043	1,769,078	1,769,078	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,200,833	2,142,294	2,142,294	6/1/2023
	Kinoo, Inc.		Senior Secured	11.5%		990,167	921,525	921,525	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,897	1,347,463	1,347,463	5/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,898,880	9,735,057	9,735,057	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,895,966	9,267,817	9,267,817	5/1/2025
	Level Home, Inc. Subtotal					19,794,846	19,002,874	19,002,874
	Luva Inc.		Senior Secured	11.3%		495,238	459,320	459,320	12/1/2024
	Make School, Inc.		Senior Secured	18.0%		79,946	45,838	19,536	*
	MASC Inc.		Senior Secured	12.0%		494,854	426,580	426,580	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		494,974	484,719	484,719	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		989,298	947,765	947,765	6/1/2024
	Mavenform, Inc. Subtotal					1,484,272	1,432,484	1,432,484
	Merlin Labs, Inc.		Senior Secured	11.0%		115,653	114,777	114,777	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		2,971,743	2,810,122	2,810,122	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		110,140	109,024	109,024	6/1/2022
	Merlin Labs, Inc. Subtotal					3,197,536	3,033,923	3,033,923
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		2,474,886	2,387,475	2,387,475	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		24,726,579	22,774,001	22,774,001	3/1/2022
	Natomas Labs, Inc.		Senior Secured	12.3%		2,473,076	2,310,655	2,310,655	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,748,452	1,715,249	1,715,249	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,621,376	2,492,372	2,492,372	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,484,049	1,450,349	1,450,349	9/1/2024
	Natomas Labs, Inc. Subtotal					8,326,953	7,968,625	7,968,625
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,073,677	4,012,576	4,012,576	12/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,177,191	1,163,157	1,163,157	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,423,182	2,360,035	2,360,035	8/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					7,674,050	7,535,768	7,535,768
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	309,063	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,748,153	1,715,659	1,715,659	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,747,224	1,650,931	1,650,931	2/1/2024
	OnePointOne, Inc. Subtotal					3,495,377	3,366,590	3,366,590
	Opya, Inc.		Senior Secured	12.0%		480,293	466,077	466,077	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		879,619	856,749	856,749	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,485,295	1,388,478	1,388,478	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		306,696	300,902	300,902	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		2,971,403	2,786,656	2,786,656	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,981,660	1,934,305	1,934,305	11/1/2024
	Plant Prefab, Inc. Subtotal					5,259,759	5,021,863	5,021,863
	Platform Science, Inc.		Senior Secured	12.0%		94,426	93,729	93,729	2/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,011,412	2,917,289	2,917,289	10/1/2023
	Platform Science, Inc. Subtotal					3,105,838	3,011,018	3,011,018
	Plethora, Inc.		Senior Secured	18.0%		2,281,576	2,211,796	507,589	*
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,718,533	1,638,692	1,638,692	4/1/2024
	Reali Inc.		Senior Secured	12.5%		2,894,499	2,812,255	2,812,255	9/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Reali Inc.		Senior Secured	12.5%		11,870,649	11,366,149	11,366,149	12/1/2024
	Reali Inc.		Senior Secured	12.5%		2,709,730	2,602,399	2,602,399	3/1/2024
	Reali Inc. Subtotal					17,474,878	16,780,803	16,780,803
	Romaine Empire, Inc.		Senior Secured	12.3%		3,896,929	3,781,983	3,781,983	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		269,697	263,567	263,567	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		1,236,308	1,109,408	1,109,408	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		33,875	15,125	15,125	*
	Sorfeo Inc.		Senior Secured	11.5%		989,918	981,903	981,903	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,971,313	2,758,178	2,758,178	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,892,044	8,598,175	8,598,175	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,863,357	11,356,353	11,356,353
	The Farm Project, PBC.		Senior Secured	12.0%		3,926,667	3,714,785	3,714,785	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,471,977	2,204,367	2,204,367	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		289,608	289,608	289,608	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		434,205	409,659	409,659	9/1/2023
	TomoCredit, Inc. Subtotal					723,813	699,267	699,267
	Umbra Lab, Inc.		Senior Secured	12.0%		4,944,750	4,799,256	4,799,256	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,946,551	4,781,591	4,781,591	6/1/2024
	Umbra Lab, Inc. Subtotal					9,891,301	9,580,847	9,580,847
	Veev Group, Inc.		Senior Secured	12.5%		2,360,822	2,337,325	2,337,325	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,779,528	18,948,019	18,948,019	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		786,775	740,586	740,586	6/1/2023
	Veev Group, Inc. Subtotal					22,927,125	22,025,930	22,025,930
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,955,642	1,539,333	*
	Welcome Tech, Inc.		Senior Secured	10.5%		153,082	150,226	150,226	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,221,660	2,134,921	2,134,921	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		329,558	324,821	324,821	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		480,319	480,319	480,319	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,453	494,453	494,453	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,418	394,196	394,196	6/1/2024
	World Wrapps II, Inc. Subtotal					1,469,190	1,368,968	1,368,968
Other Technology Total		102.7%				$255,168,933	$240,678,546	$236,458,989

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$371,530	$347,750	$347,750	8/1/2024
	Nok Nok Labs, Inc.		Senior Secured	12.5%		191,326	190,411	190,411	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		2,036,717	1,852,544	1,852,544	8/1/2024
Security Total		1.0%				$2,599,573	$2,390,705	$2,390,705

Software
	Afero, Inc.		Senior Secured	12.3%		$2,110,745	$1,925,141	$1,925,141	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		8,910,784	8,465,259	8,465,259	2/1/2025
	BackboneAI Inc.		Senior Secured	12.3%		314,742	310,330	310,330	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		480,420	471,361	471,361	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		314,588	290,514	290,514	6/1/2023
	BackboneAI Inc. Subtotal					1,109,750	1,072,205	1,072,205
	Big Run Studios, Inc.		Senior Secured	11.5%		1,979,680	1,870,020	1,870,020	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		990,230	968,648	968,648	12/1/2024
	Big Run Studios, Inc. Subtotal					2,969,910	2,838,668	2,838,668
	Bizly, Inc.		Senior Secured	11.5%		346,312	294,503	294,503	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		296,956	290,080	290,080	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		990,414	953,972	953,972	3/1/2025
	Bizly, Inc. Subtotal					1,633,682	1,538,555	1,538,555

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Blockdaemon, Inc.		Senior Secured	12.0%		903,100	861,263	861,263	3/1/2024
	Blockdaemon, Inc.		Senior Secured	11.3%		55,201	54,707	54,707	6/1/2022
	Blockdaemon, Inc. Subtotal					958,301	915,970	915,970
	BriteCo LLC		Senior Secured	12.0%		395,658	342,857	342,857	7/1/2024
	BriteCo LLC		Senior Secured	12.0%		346,461	346,461	346,461	2/1/2025
	BriteCo LLC Subtotal					742,119	689,318	689,318
	Censia Inc.		Senior Secured	11.0%		360,514	353,690	353,690	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		989,944	918,165	918,165	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		3,959,556	3,303,025	3,303,025	11/1/2024
	Chowbus, Inc. Subtotal					4,949,500	4,221,190	4,221,190
	Cloudleaf, Inc.		Senior Secured	12.0%		741,575	732,365	732,365	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		956,267	919,269	919,269	8/1/2023
	Cloudleaf, Inc. Subtotal					1,697,842	1,651,634	1,651,634
	Dynamics, Inc.		Senior Secured	12.5%		293,593	291,440	291,440	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		527,451	518,933	518,933	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		989,743	946,783	946,783	3/1/2025
	ICX Media, Inc.		Senior Secured	12.5%		762,829	651,140	449,541	*
	Ipolipo, Inc.		Senior Secured	12.0%		568,765	544,693	544,693	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		498,356	494,657	494,657	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		996,585	967,179	967,179	2/1/2023
	Medable, Inc. Subtotal					1,494,941	1,461,836	1,461,836
	Metawave Corporation		Senior Secured	12.0%		237,768	235,670	235,670	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		56,631	56,631	56,631	3/1/2022
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		1,266,162	1,223,909	1,223,909	1/1/2024
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,226,752	2,123,863	2,123,863	8/1/2025
	Pixlee TurnTo, Inc. Subtotal					3,492,914	3,347,772	3,347,772
	Safe Securities Inc.		Senior Secured	12.0%		249,200	240,930	240,930	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		5,941,379	5,623,508	5,623,508	9/1/2025
	Safe Securities Inc. Subtotal					6,190,579	5,864,438	5,864,438
	SF Insuretech, Inc.		Senior Secured	11.8%		2,969,348	2,821,808	2,821,808	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,979,037	1,783,763	1,783,763	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		723,799	663,896	663,896	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		216,004	212,084	212,084	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,877	1,473,861	1,473,861	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,336	235,242	235,242	1/1/2025
	StayTuned Digital, Inc. Subtotal					1,768,213	1,709,103	1,709,103
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,713,756	4,077,467	4,077,467	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,473,626	2,364,621	2,364,621	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,187,382	6,442,088	6,442,088
	Swivel, Inc.		Senior Secured	12.0%		83,680	83,680	83,680	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		67,603	66,233	66,233	8/1/2022
	Swivel, Inc. Subtotal					151,283	149,913	149,913
	Terragon, Inc. ** ^		Senior Secured	12.0%		480,496	365,014	365,014	5/1/2024
	Trucking Jobs Technologies, Inc.		Senior Secured	10.5%		634,198	584,969	584,969	7/1/2024
	Truthset, Inc.		Senior Secured	10.5%		185,411	179,361	179,361	2/1/2023
	Truthset, Inc.		Senior Secured	10.5%		222,283	222,283	222,283	5/1/2023
	Truthset, Inc. Subtotal					407,694	401,644	401,644
	WorkRails, Inc.		Senior Secured	12.0%		123,625	120,527	120,527	3/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,239	339,771	339,771	2/1/2025
	WorkRails, Inc. Subtotal					494,864	460,298	460,298
	Workspot, Inc.		Senior Secured	12.0%		2,352,623	2,265,753	2,265,753	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		220,008	215,206	215,206	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		272,328	270,000	270,000	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		903,253	864,056	864,056	3/1/2024
	Workspot, Inc. Subtotal					3,748,212	3,615,015	3,615,015
Software Total		24.6%				$60,818,891	$56,800,561	$56,598,962

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,980,078	$1,874,081	$1,874,081	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,711	735,489	735,489	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		7,919,550	7,244,078	7,244,078	6/1/2024
	iLearningEngines Inc. Subtotal					12,375,339	9,853,648	9,853,648
	Klar Holdings Limited ** ^		Senior Secured	12.5%		91,083	84,354	84,354	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,487,279	2,439,207	2,439,207	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,473,187	2,327,776	2,327,776	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	171,136	165,351	165,351	7/1/2023
	Klar Holdings Limited Subtotal ** ^					5,222,685	5,016,688	5,016,688
	Liftit, Inc. ** ^		Senior Secured	12.0%		181,508	180,377	180,377	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		146,623	143,541	143,541	8/1/2022
	Liftit, Inc. Subtotal ** ^					328,131	323,918	323,918
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,717,780	3,467,958	3,467,958	2/1/2025
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,179,442	1,145,802	1,145,802	12/1/2022
	Loansnap Holdings Inc. Subtotal **					4,897,222	4,613,760	4,613,760
	Riffyn, Inc.		Senior Secured	11.5%		1,746,666	1,699,155	1,699,155	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,864,230	1,846,053	1,846,053	4/1/2024
	Riffyn, Inc. Subtotal					3,610,896	3,545,208	3,545,208
	Zanbato, Inc.		Senior Secured	11.0%		2,522,754	2,469,483	2,469,483	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,004,362	1,951,357	1,916,763	6/1/2024
Technology Services Total		12.1%				$30,961,389	$27,774,062	$27,739,468

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$619,299	$604,976	$604,976	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,050	40,220	40,220	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,078	40,718	40,718	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		618,987	586,089	586,089	6/1/2024
	AirVine Scientific, Inc. Subtotal					1,320,414	1,272,003	1,272,003

	MeshPlusPlus, Inc.		Senior Secured	12.5%		677,531	634,884	634,884	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,256	241,501	241,501	6/1/2024
	MeshPlusPlus, Inc. Subtotal					924,787	876,385	876,385
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,245,500	2,223,695	2,223,695	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,080,176	3,975,828	3,975,828	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,346,787	2,322,840	2,322,840	9/1/2023
	Parallel Wireless, Inc. Subtotal					8,672,463	8,522,363	8,522,363
Wireless Total		4.6%				$10,917,664	$10,670,751	$10,670,751
	Grand Total	210.3%				$535,514,424	$501,909,222	$484,047,644

*As of December 31, 2021, loans with a cost basis of $27.1 million and a fair value of $9.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of December 31, 2021, 13.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF MARCH 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$888,010	—	$888,010

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	2,428,985	—	2,428,985

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	1,862,401	—	1,862,401

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	1,067,514	—	1,067,514

Total				$247,000,000	$6,246,910	$—	$6,246,910

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$255,356	—	$255,356

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	377,254	—	377,254

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	329,992	—	329,992

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	(130,697)	—	(130,697)

Total				$247,000,000	$831,905	$—	$831,905
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2022, the Fund held 12,607,025 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.15%, which represented 5.25% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 6,939,126 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 3.01% of the net assets of the Fund.
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

    As of March 31, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $498.3 million and $484.0 million, respectively, (or 94.8% and 96.6% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

    The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
    As of March 31, 2022 and December 31, 2021, loans with a cost basis of $24.6 million and $27.1 million and a fair value of $8.6 million and $9.6 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

    The Fund is a party to master netting arrangements with MUFG Union Bank, N.A. and Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

    The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2022 and December 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans.

	Performing Loans		All Loans
	For the three months ended		For the three months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Weighted-Average Interest Rate - Cash	12.76%	14.03%	13.48%	13.91%
Weighted Average Interest Rate - Non-Cash	3.73%	4.11%	3.67%	4.01%
Weighted-Average Interest Rate	16.49%	18.14%	17.15%	17.92%

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

    All loans as of March 31, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $94.5 million and $97.9 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2022 and 2021.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$16,342,764	Hypothetical market analysis	Hypothetical market coupon rate	13% - 20%	15%

Computers & Storage	23,040,070	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Enterprise Networking	4,315,254	Asset Recovery	Probability weighting of alternative outcomes	10% - 20%*

Internet	49,029,759	Hypothetical market analysis	Hypothetical market coupon rate	13% - 20%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%^

Medical Devices	15,802,190	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%*

Other Healthcare	40,876,718	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	16%

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Other Technology	243,666,711	Hypothetical market analysis	Hypothetical market coupon rate	12% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Security	2,257,880	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	18%

Software	56,341,151	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 40%*

Technology Services	20,900,620	Hypothetical market analysis	Hypothetical market coupon rate	13% - 28%	21%

Wireless	25,683,930	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	15%

Total Loan Investments	$498,257,047
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

The following tables present the balances of assets and liabilities as of March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of March 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$498,257,047	$498,257,047
Derivative assets	—	6,246,910	—	6,246,910
Cash equivalents	12,607,025	—	—	12,607,025
Total	$12,607,025	$6,246,910	$498,257,047	$517,110,982

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$280,000,000	$—	$280,000,000
Total	$—	$280,000,000	$—	$280,000,000

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,047,644	$484,047,644
Derivative assets	—	962,602	—	962,602
Cash equivalents	6,939,126	—	—	6,939,126
Total	$6,939,126	$962,602	$484,047,644	$491,949,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$263,000,000	$—	$263,000,000
Derivative liability	—	130,697	—	130,697
Total	$—	$263,130,697	$—	$263,130,697

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the three months ended March 31, 2022
	Loans	Warrants	Stocks
Beginning balance	$484,047,644	$—	$—
Acquisitions and originations	50,725,000	3,972,002	2,090,759
Principal payments on loans, net of accretion	(35,826,878)	—	—
Distributions to shareholder	—	(3,972,002)	(2,090,759)
Net realized loss from loans	(328,738)	—	—
Net change in unrealized loss from loans	(359,981)	—	—
Ending balance	$498,257,047	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2022	$(1,168,430)	$—	$—

	For the three months ended March 31, 2021
	Loans	Warrants	Stocks
Beginning balance	$310,522,149	$—	$—
Acquisitions and originations	73,625,000	371,658	9,004,052
Principal payments on loans, net of accretion	(29,370,221)	—	—
Distributions to shareholder	—	(371,658)	(9,004,052)
Net realized gain from loans	863,226	—	—
Net change in unrealized loss from loans	(119,127)	—	—
Ending balance	$355,521,027	$—	$—
Net change in unrealized gain from loans relating to loans still held at March 31, 2021	$637,895	$—	$—
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
5.    CAPITAL STOCK
    As of both March 31, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2022 and December 31, 2021, was $460.0 million. Total contributed capital to the Company as of March 31, 2022 and December 31, 2021 was $411.7 million and $388.7 million, respectively, of which $358.1 million and $345.6 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash distributions	$18,000,000	$20,100,000
Distributions of equity securities	6,062,760	9,375,710
Total distributions to shareholder	$24,062,760	$29,475,710

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of March 31, 2022 and December 31, 2021, the Fund’s asset coverage for borrowings was 186% and 187%, respectively.
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

    On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended Loan Agreement”). An additional $50 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.
    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2022, the Fund’s outstanding borrowings were entirely based on the LIBOR Market Index Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) LIBOR plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2022 and December 31, 2021, $280.0 million and $263.0 million, respectively, was outstanding under the facility.
    As of March 31, 2022, the LIBOR rate was as follows:

1-Month LIBOR	0.4520%
3-Month LIBOR	0.9616%
    Bank fees and other costs of $3.6 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2022 and December 31, 2021, the remaining unamortized fees and costs of $1.7 million and $2.0 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of March 31, 2022:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$280,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$280,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$263,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$263,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager initially received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.500% as of March 31, 2022, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management Fees of $1.7 million and $1.8 million were recognized as expenses for the three months ended March 31, 2022 and 2021, respectively.
8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Collar

    The Fund entered into interest rate collar transactions with MUFG Union Bank, N.A. and Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

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

Interest Rate Swap and Floor

On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allowed the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor agreement terminated on December 20, 2021.

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of March 31, 2022 and December 31, 2021.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate collar	$6,246,910	$962,602	$—	$130,697
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended March 31
Derivative Instruments	Condensed Statements of Operation Caption	2022	2021
Interest rate collar	Net change in unrealized gain from derivative instruments	$5,415,005	$106,689
	Net realized loss from derivative instruments	$(164,462)	$(8,831)
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$—	$302,697
	Net realized loss from derivative instruments	$—	$(306,871)
The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$888,010	$—	$—	$—	$888,010
Zions Bancorporation, N.A.	5,358,900	—	—	—	5,358,900
Total	$6,246,910	$—	$—	$—	$6,246,910

	As of December 31, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$255,356	$—	$—	$—	$255,356
Zions Bancorporation, N.A.	707,246	(130,697)	—	—	576,549
Total	$962,602	$(130,697)	$—	$—	$831,905

	As of December 31, 2021
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(130,697)	$130,697	$—	$—	$—
Total	$(130,697)	$130,697	$—	$—	$—
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty. There were no derivative liabilities as of March 31, 2022.
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021:

Asset	As of March 31, 2022
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$516,478,606	$—	$(18,221,559)	$(18,221,559)
Derivative assets	—	6,246,910	—	6,246,910
Total	$516,478,606	$6,246,910	$(18,221,559)	$(11,974,649)

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,909,222	$—	$(17,861,578)	$(17,861,578)
Derivative assets	—	962,602	—	962,602
Total	$501,909,222	$962,602	$(17,861,578)	$(16,898,976)

	As of December 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(130,697)	$(130,697)
Total	$—	$—	$(130,697)	$(130,697)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. As of March 31, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.
10. UNEXPIRED UNFUNDED COMMITMENTS
    As of March 31, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $94.5 million and $97.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2022	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	9,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
EasyKnock, Inc.	Other Technology	7,500,000	01/31/2023
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2022	Expiration Date
Literati, Inc.	Other Technology	5,000,000	03/31/2023
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	500,000	04/30/2022
Ocurate, Inc.	Software	1,000,000	12/31/2022
OneLocal, Inc.	Internet	500,000	06/30/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
Quartzy, Inc.	Biotechnology	3,750,000	11/15/2022
RenoFi, Inc.	Internet	3,000,000	10/31/2022
RetailerX, Inc.	Internet	2,000,000	12/30/2022
Safe Securities Inc.	Software	2,000,000	07/15/2022
StayTuned Digital, Inc.	Software	3,113,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	500,000	04/30/2022
UCM Digital Health, Inc.	Software	875,000	07/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$94,488,732

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	11,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Invert Robotics Group, Ltd.	Other Technology	1,000,000	01/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Lassen Peak, Inc.	Security	375,000	01/31/2022
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
Luva Inc.	Other Technology	500,000	02/28/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
RenoFi, Inc.	Internet	6,000,000	10/31/2022
Safe Securities Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
StayTuned Digital, Inc.	Software	3,213,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	1,000,000	04/30/2022
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$97,948,732

11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2022 and 2021.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021 (a)

Total return**	9.37%	6.88%

Per share amounts:
Net asset value, beginning of period	$2,301.94	$1,833.27
Net investment income	168.76	115.52
Net realized and change in unrealized gain from loans and derivative instruments	45.62	8.38
Net increase in net assets resulting from operations	214.38	123.90
Distributions of income to shareholder	(163.83)	(111.17)
Return of capital to shareholder	(76.80)	(183.59)
Contributions from shareholder	125.00	140.00

Net asset value, end of period	$2,400.69	$1,802.41
Net assets, end of period	$240,068,689	$180,240,894

Ratios to average net assets:
Expenses*	7.32%	6.83%
Net investment income*	29.29%	25.01%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$271,250,000	$162,675,000

*Annualized
**Total return amounts presented above are not annualized.
(a) Certain prior period information has been disclosed to conform to current presentation

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

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2021 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest.  The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After June 30, 2022, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund VIII may also be invested. The Manager has exercised, and Fund VIII's Board of Directors ratified, its discretion to extend Fund VIII’s investment period for two additional quarters after September 30, 2020, thereby allowing Fund VIII to make new commitments through March 31, 2020 and to fund commitments through March 31, 2021, the end of Fund VIII’s investment period. As of March 31, 2021, Fund VIII reached the end of its investment period. As a result, the Fund ceased to co-invest with Fund VIII as of that date. The Manager is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Results of Operations - For the Three Months Ended March 31, 2022 and 2021
Analysis of Interest Income
Total investment income for the three months ended March 31, 2022 and 2021 was $21.1 million and $14.7 million, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$481,169,718	$19,834,187	12.76%	3.73%	$319,151,345	$14,475,621	14.03%	4.11%
All Loans	$489,989,037	$21,013,694	13.48%	3.67%	$327,886,032	$14,687,248	13.91%	4.01%
Interest income for performing loans and all loans increased by $5.4 million and $6.3 million, or 37% and 43%, respectively, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to the increased growth in our loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $162.0 million and $162.1 million, or 51% and 49%, respectively, for the three months ended March 31, 2022 compared to the same period in 2021.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$271,250,000	$2,156,870	3.18%	$162,675,000	$1,213,164	2.98%
    Interest expense increased by $0.9 million, or 78%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding and higher weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three months ended March 31, 2022 and 2021.

Operating Expense	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021	Change ($)
Management fees	$1,725,000	$1,811,250	$(86,250)
Banking and professional fees	$307,597	$101,759	$205,838
Other operating expenses	$28,109	$30,644	$(2,535)
Total Operating Expense	$2,060,706	$1,943,653	$117,053
For the period from January 1, 2022 through March 31, 2022, management fees were calculated at 1.500% of the Company's committed capital. For the same period in 2021, management fees were calculated at 1.575% of the Company's committed capital.

    Banking and professional fees increased by $0.2 million or 202% for the three months ended March 31, 2022 compared to the same period in 2021. Increase in banking and professional fees were primarily due to higher legal fees associated with the documentation of loans.

    Other operating expenses did not materially decrease for the three months ended March 31, 2022 compared to the same periods in 2021. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2022 and 2021 totaled $0.3 million and $0.5 million, respectively.

Net investment income for the three months ended March 31, 2022 and 2021 was $16.9 million and $11.6 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. The net realized loss consisted of a loan that was written off.

    Net realized loss from derivative instruments was $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The primary reason for the loss was interest paid by the Fund on the hedge agreement when the fixed interest rate was higher than the floating rate.

    Net change in unrealized gain (loss) from loans was $(0.4) million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain from derivative instruments was $5.4 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized losses.

    Net increase in net assets resulting from operations for the three months ended March 31, 2022 and 2021 was $21.4 million and $12.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2022 and 2021 was $214.38 and $123.90, respectively.

Liquidity and Capital Resources – March 31, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.1 million and $345.6 million as of March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $460.0 million, of which $411.7 million and $388.7 million had been called and received, respectively. As of March 31, 2022, $48.3 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $103.5 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Net cash used in operating activities	$(5,667,639)	$(43,145,717)
Net cash provided by financing activities	11,335,538	35,967,048
Net increase (decrease) in cash and cash equivalents	$5,667,899	$(7,178,669)

    As of March 31, 2022 and December 31, 2021, 5.25% and 3.01%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended Loan Agreement”). An additional $50 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

    Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2022, $280.0 million was outstanding under the facility.

     For the three months ended March 31, 2022 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $50.7 million for the three months ended March 31, 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $14.3 million for the same period. Unexpired unfunded commitments totaled $94.5 million as of March 31, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2022	$873.0 million	$374.7 million	$498.3 million	$94.5 million
December 31, 2021	$822.2 million	$338.2 million	$484.0 million	$97.9 million

The unexpired unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021 are detailed in Note 10 to the financial statements included in this filing.

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

    As of March 31, 2022, the Fund had cash balance of $12.6 million and approximately $231.8 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $48.3 million and recallable capital of $103.5 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2022, the Fund’s asset coverage ratio was 186%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2022, the outstanding debt balance was $280.0 million at a floating interest rate based on a daily 1-month LIBOR rate of 0.45%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.57% on $247.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Collar	Increase (Decrease) Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(63,035)	$(1,164,800)	$1,265,600	$37,765
1%	$126,070	$523,840	$(2,800,000)	$(2,150,090)
2%	$252,140	$2,251,640	$(5,600,000)	$(3,096,220)
3%	$378,211	$4,721,640	$(8,400,000)	$(3,300,149)
4%	$504,281	$7,191,640	$(11,200,000)	$(3,504,079)
5%	$630,351	$9,661,640	$(14,000,000)	$(3,708,009)

    Additionally, a change in the interest rate may affect the fair value of the derivative instruments and affect net change in unrealized gain or loss from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the fair value of the derivative instruments while any rate decreases will decrease the fair value.

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

    There have been no material changes to the risk factors reported in the Fund’s 2021 Annual Report on Form 10-K.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2022	Date:	May 12, 2022