Form 10-Q
period 2022-06-30
Venture Lending & Leasing IX, Inc.
filed 2022-08-11
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of June 30, 2022 and December 31, 2021

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $501,823,924 and $501,909,222)	$485,662,620	$484,047,644
Derivative assets	6,837,672	962,602
Cash and cash equivalents	26,355,756	6,939,126
Dividend and interest receivables	6,270,316	6,872,798
Other assets	2,469,519	2,110,405
Total assets	527,595,883	500,932,575

LIABILITIES
Borrowings under debt facility	267,000,000	263,000,000
Accrued management fees	1,725,000	1,725,000
Derivative liability	—	130,697
Accounts payable and other accrued liabilities	3,980,472	5,883,327
Total liabilities	272,705,472	270,739,024

NET ASSETS	$254,890,411	$230,193,551

Analysis of Net Assets:

Capital paid in on shares of capital stock	$365,625,000	$345,625,000
Cumulative return of capital distributions	(104,933,372)	(97,253,486)
Total distributable losses	(5,801,217)	(18,177,963)
Net assets (equivalent to $2,548.90 and $2,301.94 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$254,890,411	$230,193,551

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$111,738,732	$97,948,732

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

INVESTMENT INCOME:
Interest on loans	$21,499,283	$18,455,104	$42,512,977	$33,142,352
Other interest and other income	78,347	444	158,303	21,999
Total investment income	21,577,630	18,455,548	42,671,280	33,164,351

EXPENSES:
Management fees	1,725,000	1,811,250	3,450,000	3,622,500
Interest expense	2,628,152	1,537,561	4,785,022	2,750,725
Banking and professional fees	84,896	640,849	392,493	742,608
Other operating expenses	27,957	30,226	56,065	60,869
Total expenses	4,466,005	4,019,886	8,683,580	7,176,702
Net investment income	17,111,625	14,435,662	33,987,700	25,987,649

Net realized loss from loans	(2,249,093)	—	(2,577,831)	(119,127)
Net realized gain (loss) from derivative instruments	882,045	(335,383)	717,583	(651,085)
Net change in unrealized gain (loss) from loans	2,060,255	(543,614)	1,700,274	319,612
Net change in unrealized gain from derivative instruments	590,763	283,465	6,005,767	692,850
Net realized and change in unrealized gain (loss) from loans and derivative instruments	1,283,970	(595,532)	5,845,793	242,250

Net increase in net assets resulting from operations	$18,395,595	$13,840,130	$39,833,493	$26,229,899

Amounts per common share:
Net increase in net assets resulting from operations per share	$183.96	$138.40	$398.33	$262.30
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2021 (a)	100,000	$100	$257,124,900	$(63,265,335)	$(13,618,771)	$180,240,894
Net increase in net assets resulting from operations	—	—	—	—	13,840,130	13,840,130
Distribution of income to shareholder	—	—	—	—	(14,100,279)	(14,100,279)
Return of capital to shareholder	—	—	—	(6,303,919)	—	(6,303,919)
Contributions from shareholder	—	—	59,500,000	—	—	59,500,000
Balance at June 30, 2021 (a)	100,000	$100	$316,624,900	$(69,569,254)	$(13,878,920)	$233,176,826

Balance at March 31, 2022	100,000	$100	$358,124,900	$(104,933,372)	$(13,122,939)	$240,068,689
Net increase in net assets resulting from operations	—	—	—	—	18,395,595	18,395,595
Distribution of income to shareholder	—	—	—	—	(11,073,873)	(11,073,873)
Contributions from shareholder	—	—	7,500,000	—	—	7,500,000
Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)	$(5,801,217)	$254,890,411

Balance at December 31, 2020 (a)	100,000	$100	$243,124,900	$(44,906,782)	$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—	26,229,899	26,229,899
Distribution of income to shareholder	—	—	—	—	(25,217,436)	(25,217,436)
Return of capital to shareholder	—	—	—	(24,662,472)	—	(24,662,472)
Contributions from shareholder	—	—	73,500,000	—	—	73,500,000
Balance at June 30, 2021 (a)	100,000	$100	$316,624,900	$(69,569,254)	$(13,878,920)	$233,176,826

Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	39,833,493	39,833,493
Distribution of income to shareholder	—	—	—	—	(27,456,747)	(27,456,747)
Return of capital to shareholder	—	—	—	(7,679,886)	—	(7,679,886)
Contributions from shareholder	—	—	20,000,000	—	—	20,000,000
Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)	$(5,801,217)	$254,890,411

(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$39,833,493	$26,229,899
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	2,577,831	119,127
Net realized (gain) loss from derivative instruments	(717,583)	651,085
Net change in unrealized gain from loans	(1,700,274)	(319,612)
Net change in unrealized gain from derivative instruments	(6,005,767)	(692,850)
Amortization of deferred costs related to borrowing facility	466,457	360,569
Origination of loans	(107,475,000)	(168,925,000)
Principal payments on loans, net of accretion	100,857,426	71,572,269
Proceeds from sale of loan	1,800,000	—
Acquisition of equity securities	(7,811,592)	(16,053,620)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	602,482	(1,560,833)
Net increase in other assets	(448,800)	(97,835)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(1,902,855)	480,474
Net cash provided by (used in) operating activities	20,075,818	(88,236,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(25,000,000)	(33,800,000)
Contributions from shareholder	20,000,000	73,500,000
Borrowings under debt facility	56,500,000	91,200,000
Repayments of borrowings under debt facility	(52,500,000)	(46,700,000)
Payments made for derivative instruments	(202,417)	(651,085)
Payments received from derivative instruments	920,000	—
Payments of bank facility fees and costs	(376,771)	(2,317,250)
Net cash provided by (used in) financing activities	(659,188)	81,231,665

Net increase (decrease) in cash and cash equivalents	19,416,630	(7,004,662)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,939,126	12,497,243
End of period	$26,355,756	$5,492,581

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,077,722	$2,034,290
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$10,136,633	$16,079,908
Receipt of equity securities as repayment of loans	$2,325,041	$26,288

(a) Certain prior period information has been merged to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		7,419,539	7,015,325	7,015,325	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		375,324	372,069	372,069	6/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		135,247	129,214	129,214	4/1/2023
	Driver Bioengineering, Inc. Subtotal					510,571	501,283	501,283
	Genomic Prediction, Inc.		Senior Secured	11.0%		990,096	933,704	933,704	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		2,970,230	2,911,587	2,911,587	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,981,155	1,916,917	1,916,917	12/1/2024
	GLO Pharma, Inc. Subtotal					4,951,385	4,828,504	4,828,504
	Quartzy, Inc.		Senior Secured	12.0%		812,859	802,423	802,423	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		875,271	863,059	863,059	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		344,548	327,311	327,311	8/1/2023
	Quartzy, Inc.		Senior Secured	11.0%		1,238,432	1,151,668	1,151,668	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,148	824,596	824,596	2/1/2026
	Quartzy, Inc. Subtotal					4,509,258	3,969,057	3,969,057
Biotechnology Total		6.8%				$ 18,380,849	$ 17,247,873	$ 17,247,873

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.8%		824,850	817,033	817,033	3/1/2023
	Canary Connect, Inc.		Senior Secured	11.8%		14,841,117	14,130,907	14,130,907	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.0%		1,445,660	1,425,403	1,425,403	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		5,780,410	5,604,761	5,604,761	3/1/2024
	Canary Connect, Inc. Subtotal					22,892,037	21,978,104	21,978,104
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,244,003	1,244,003	10/1/2025
Computers & Storage Total		9.1%				$ 24,267,037	$ 23,222,107	$ 23,222,107

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		5,972,984	4,838,416	3,803,108	*
Enterprise Networking Total		1.5%				$ 5,972,984	$ 4,838,416	$ 3,803,108

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,451,905	4,331,955	4,331,955	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,483,531	1,056,098	1,056,098	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,935,436	5,388,053	5,388,053
	Ainsly, Inc. ** ^		Senior Secured	12.5%		56,937	56,458	56,458	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		18,980	18,980	18,980	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,217	125,568	125,568	9/1/2023
	Ainsly, Inc. Subtotal ** ^					209,134	201,006	201,006
	D2C Store, Inc.		Senior Secured	12.0%		2,500,000	2,247,411	2,247,411	12/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,915,831	3,774,589	3,774,589	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		407,271	382,845	382,845	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		163,799	161,033	161,033	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		493,500	493,500	493,500	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.3%		661,033	634,766	634,766	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,830	465,150	465,150	6/1/2025
	OneLocal, Inc. Subtotal ** ^					1,649,363	1,593,416	1,593,416
	Osix Corporation		Senior Secured	12.0%		4,369,923	4,192,511	4,192,511	8/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Pixalate, Inc.		Senior Secured	12.5%		5,930,601	5,490,450	5,490,450	4/1/2025
	Proper Labs, Inc.		Senior Secured	11.5%		1,440,841	1,360,594	1,360,594	11/1/2024
	RenoFi, Inc.		Senior Secured	11.5%		1,485,064	1,304,778	1,304,778	7/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		628,585	615,135	615,135	12/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,485,345	1,451,562	1,451,562	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		107,906	106,937	106,937	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		107,847	104,846	104,846	6/1/2023
	RenoFi, Inc. Subtotal					3,814,747	3,583,258	3,583,258
	Residently USA, LLC ** ^		Senior Secured	12.0%		235,770	235,770	235,770	12/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		293,342	283,107	283,107	2/1/2023
	Residently USA, LLC Subtotal ** ^					529,112	518,877	518,877
	RetailerX, Inc.		Senior Secured	11.0%		990,619	967,546	967,546	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,981,037	1,848,608	1,848,608	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		1,977,195	1,908,233	1,908,233	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		783,676	759,277	759,277	5/1/2024
	RetailerX, Inc. Subtotal					5,732,527	5,483,664	5,483,664
	Serface Care, Inc.		Senior Secured	12.3%		597,411	379,785	18,930	*
	Starface World, Inc.		Senior Secured	11.3%		932,172	918,860	918,860	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		596,406	578,123	578,123	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		932,378	917,970	917,970	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,328,963	2,246,287	2,246,287	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		330,115	325,969	325,969	1/1/2024
	Starface World, Inc. Subtotal					5,120,034	4,987,209	4,987,209
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	17,235	*
	Usual Beverage Co.		Senior Secured	12.0%		1,821,496	1,740,427	1,285,122	11/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,346,422	1,336,421	1,336,421	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,345,913	1,315,427	1,315,427	12/1/2023
	Verishop, Inc. Subtotal					2,692,335	2,651,848	2,651,848
Internet Total		17.0%				$ 51,751,683	$ 47,545,302	$ 43,338,051

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		1,444,561	1,372,438	1,372,438	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		814,726	802,883	802,883	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		815,026	810,640	810,640	3/1/2023
	Ablacon, Inc. Subtotal					1,629,752	1,613,523	1,613,523
	Anutra Medical, Inc.		Senior Secured	12.0%		37,401	37,115	37,115	10/1/2022
	Anutra Medical, Inc.		Senior Secured	12.0%		548,847	527,079	527,079	7/1/2024
	Anutra Medical, Inc. Subtotal					586,248	564,194	564,194
	CytoVale, Inc.		Senior Secured	12.0%		17,497	17,478	17,478	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		885,545	870,288	870,288	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		1,664,654	1,608,570	1,608,570	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		259,982	253,606	253,606	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		274,986	272,454	272,454	11/1/2023
	CytoVale, Inc. Subtotal					3,102,664	3,022,396	3,022,396
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	947,174	*
	Norbert Health, Inc.		Senior Secured	12.3%		814,681	756,049	756,049	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	713,830	713,830	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		1,130,388	1,105,362	1,105,362	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		565,335	560,058	560,058	10/1/2023
	Siren Care, Inc. Subtotal					1,695,723	1,665,420	1,665,420
	SVN Med, LLC		Senior Secured	15.0%		635,069	558,885	558,885	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		1,269,813	1,122,104	1,122,104	12/1/2023
	SVN Med, LLC Subtotal					1,904,882	1,680,989	1,680,989
Medical Devices Total		4.8%				$ 21,928,511	$ 20,283,942	$ 12,336,013

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		1,483,935	1,435,185	1,435,185	4/1/2025
	Alchera Incorporated		Senior Secured	12.0%		1,266,157	1,157,469	1,157,469	7/1/2024
	Alchera Incorporated Subtotal					2,750,092	2,592,654	2,592,654
	Elysium Health, Inc.		Senior Secured	12.0%		6,719,352	6,195,902	6,195,902	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		2,541,739	2,505,157	2,505,157	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		3,310,257	3,199,835	3,199,835	9/1/2023
	GoForward, Inc. Subtotal					5,851,996	5,704,992	5,704,992
	Grayce, Inc.		Senior Secured	11.8%		903,247	862,145	862,145	9/1/2024
	Grayce, Inc.		Senior Secured	11.8%		494,853	486,190	486,190	12/1/2024
	Grayce, Inc. Subtotal					1,398,100	1,348,335	1,348,335
	Hello Heart Inc.		Senior Secured	11.0%		360,574	358,649	358,649	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		445,504	441,983	441,983	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,625,829	1,550,994	1,550,994	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,978,479	1,951,553	1,951,553	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		450,590	443,045	443,045	4/1/2023
	Hello Heart Inc. Subtotal					4,860,976	4,746,224	4,746,224
	Honeybee Health, Inc.		Senior Secured	11.0%		813,093	751,415	751,415	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		1,626,588	1,626,588	1,626,588	6/1/2024
	Honeybee Health, Inc. Subtotal					2,439,681	2,378,003	2,378,003
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,297,642	2,297,642	8/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		989,587	967,694	967,694	2/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		1,747,154	1,675,998	1,675,998	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		775,824	762,714	762,714	7/1/2023
	HumanAPI, Inc. Subtotal					6,012,565	5,704,048	5,704,048
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,411,810	1,411,810	12/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,977,679	1,892,586	1,892,586	12/1/2024
	Minded, Inc. Subtotal					3,477,679	3,304,396	3,304,396
	Oula Health, Inc.		Senior Secured	12.0%		295,493	291,322	291,322	7/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		518,797	498,998	498,998	2/1/2024
	Oula Health, Inc. Subtotal					814,290	790,320	790,320
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	927,677	927,677	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,731	484,151	484,151	1/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		494,633	482,565	482,565	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	37,063	36,266	36,266	3/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,909	483,131	483,131	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		471,350	424,571	424,571	4/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	47,993	47,993	47,993	6/1/2023
	Therapydia, Inc. Subtotal					2,040,679	1,958,677	1,958,677
	Tia, Inc.		Senior Secured	11.8%		1,566,608	1,455,555	1,455,555	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,256,437	2,227,428	2,227,428	9/1/2024
	Tia, Inc. Subtotal					3,823,045	3,682,983	3,682,983
	Vessel Health, Inc.		Senior Secured	12.0%		451,507	430,981	430,981	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		451,574	451,574	451,574	3/1/2024
	Vessel Health, Inc. Subtotal					903,081	882,555	882,555
	Yes Health, Inc.		Senior Secured	12.0%		989,729	968,900	968,900	6/1/2025
	Yes Health, Inc.		Senior Secured	12.0%		932,032	889,413	889,413	10/1/2024
	Yes Health, Inc. Subtotal					1,921,761	1,858,313	1,858,313
Other Healthcare Total		16.5%				$ 44,013,297	$ 42,075,079	$ 42,075,079

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		1,021,559	971,439	971,439	*
	8i Corporation		Senior Secured	12.0%		942,990	912,995	912,995	12/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Aclima, Inc.		Senior Secured	12.0%		1,128,597	1,061,100	1,061,100	10/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.9%		977,915	833,818	803,269	12/1/2023
	ATeam Army, Inc.		Senior Secured	12.0%		453,822	445,226	445,226	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,218	1,484,218	1,484,218	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,752	1,306,077	1,306,077	4/1/2025
	Bankroll Club, LLC Subtotal					2,967,970	2,790,295	2,790,295
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	271,587	271,587	*
	BloomTech Inc.		Senior Secured	11.3%		1,240,808	1,240,808	1,240,808	8/1/2023
	BloomTech Inc.		Senior Secured	11.3%		2,314,773	2,263,242	2,263,242	7/1/2023
	BloomTech Inc. Subtotal					3,555,581	3,504,050	3,504,050
	Brave Care Technologies, Inc.		Senior Secured	12.0%		2,031,460	1,926,045	1,926,045	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		282,382	281,057	281,057	3/1/2023
	Brightside Benefit, Inc.		Senior Secured	12.1%		72,567	72,020	72,020	9/1/2022
	Brightside Benefit, Inc. Subtotal					354,949	353,077	353,077
	Bryte, Inc.		Senior Secured	10.0%		2,477,907	2,332,817	2,332,817	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		731,193	708,613	708,613	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		793,736	787,928	787,928	6/1/2023
	BW Industries, Inc. Subtotal					1,524,929	1,496,541	1,496,541
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,657,853	3,914,142	3,914,142	10/1/2024
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,473,187	2,473,187	2,473,187	5/1/2025
	Candy Club Holdings, Inc. Subtotal **					7,131,040	6,387,329	6,387,329
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,978,525	1,832,641	1,832,641	4/1/2025
	Content Adjacent, Inc.		Senior Secured	12.0%		1,627,463	1,589,018	1,589,018	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		407,285	407,285	407,285	6/1/2024
	Content Adjacent, Inc. Subtotal					2,034,748	1,996,303	1,996,303
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,526,975	3,526,975	1/1/2026
	Coterie Applications, Inc.		Senior Secured	11.0%		4,952,439	4,848,205	4,848,205	1/1/2026
	Coterie Applications, Inc.		Senior Secured	12.5%		532,681	503,963	503,963	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		723,621	723,621	723,621	3/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		407,368	407,368	407,368	6/1/2024
	Coterie Applications, Inc.		Senior Secured	11.0%		2,475,332	2,283,155	2,283,155	9/1/2025
	Coterie Applications, Inc. Subtotal					9,091,441	8,766,312	8,766,312
	Daybase, Inc.		Senior Secured	12.0%		903,146	844,854	844,854	9/1/2024
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,166,906	1,166,906	11/1/2025
	Daybase, Inc. Subtotal					2,153,146	2,011,760	2,011,760
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,400,839	2,400,839	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,136,346	2,136,346	10/1/2025
	EasyKnock, Inc. Subtotal					5,000,000	4,537,185	4,537,185
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,386	2,210,893	2,210,893	4/1/2025
	Fakespot, Inc.		Senior Secured	12.0%		873,798	861,740	635,540	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		436,674	403,611	297,666	8/1/2024
	Fakespot, Inc. Subtotal					1,310,472	1,265,351	933,206
	Fitplan, Inc. ** ^		Senior Secured	12.5%		757,785	650,788	650,788	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,075,832	1,048,327	1,048,327	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,721,284	2,613,188	2,613,188	2/1/2025
	Heading Health Inc.		Senior Secured	12.5%		494,674	446,277	446,277	12/1/2024
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,478,925	4,329,669	4,329,669	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		183,800	182,673	182,673	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		230,373	228,651	228,651	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		503,819	501,024	501,024	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,918,220	6,673,311	6,673,311	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		596,851	588,788	588,788	1/1/2023
	Higher Ground Education, Inc. Subtotal					12,911,988	12,504,116	12,504,116
	Hint, Inc.		Senior Secured	12.0%		2,361,558	2,262,697	2,262,697	6/1/2023
	Hint, Inc.		Senior Secured	12.0%		7,421,808	5,990,937	5,990,937	5/1/2025
	Hint, Inc. Subtotal					9,783,366	8,253,634	8,253,634
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,110,889	2,012,371	2,012,371	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,943,076	4,847,781	4,847,781	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		494,508	471,028	471,028	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,358,605	2,358,605	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,976,581	1,815,595	1,815,595	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,510,558	1,482,629	1,482,629	6/1/2023
	Kinoo, Inc.		Senior Secured	11.5%		989,590	937,149	937,149	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,483,968	1,373,081	1,373,081	5/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,892,772	9,766,419	9,766,419	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,889,682	9,384,761	9,384,761	5/1/2025
	Level Home, Inc. Subtotal					19,782,454	19,151,180	19,151,180
	Literati, Inc.		Senior Secured	11.3%		4,951,844	4,606,515	4,606,515	9/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	376,532	376,532	12/1/2025
	Luva Inc.		Senior Secured	11.3%		495,179	485,973	485,973	12/1/2024
	Luva Inc.		Senior Secured	11.3%		494,964	467,974	467,974	12/1/2024
	Luva Inc. Subtotal					990,143	953,947	953,947
	MASC Inc.		Senior Secured	12.0%		451,605	402,505	402,505	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		813,413	785,445	785,445	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		494,679	486,393	486,393	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		1,485,732	1,419,713	1,419,713	7/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		495,371	485,054	485,054	10/1/2025
	Mavenform, Inc. Subtotal					3,289,195	3,176,605	3,176,605
	Merlin Labs, Inc.		Senior Secured	11.0%		2,970,147	2,843,382	2,843,382	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		63,976	63,696	63,696	1/1/2023
	Merlin Labs, Inc. Subtotal					3,034,123	2,907,078	2,907,078
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		2,330,089	2,266,977	2,266,977	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		20,999,740	20,513,035	20,513,035	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,257,521	2,141,671	2,141,671	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,384,932	1,364,201	1,364,201	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,076,367	1,995,451	1,995,451	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,354,704	1,330,789	1,330,789	9/1/2024
	Natomas Labs, Inc. Subtotal					7,073,524	6,832,112	6,832,112
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		6,041,758	5,945,406	5,945,406	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	250,616	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,344,730	1,344,730	9/1/2025
	OnePointOne, Inc.		Senior Secured	12.0%		1,383,905	1,363,634	1,363,634	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,383,169	1,322,764	1,322,764	2/1/2024
	OnePointOne, Inc. Subtotal					2,767,074	2,686,398	2,686,398
	Opya, Inc.		Senior Secured	12.0%		365,394	357,158	357,158	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		464,259	457,007	457,007	4/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Phase Four, Inc.		Senior Secured	11.5%		1,484,432	1,411,692	1,411,692	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		990,342	964,637	964,637	8/1/2025
	Phase Four, Inc. Subtotal					2,474,774	2,376,329	2,376,329
	Plant Prefab, Inc.		Senior Secured	11.0%		1,923,137	1,888,414	1,888,414	11/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		2,620,143	2,491,243	2,491,243	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		59,571	59,115	59,115	8/1/2022
	Plant Prefab, Inc. Subtotal					4,602,851	4,438,772	4,438,772
	PlantBaby, inc.		Senior Secured	12.0%		250,000	223,116	223,116	5/1/2025
	Platform Science, Inc.		Senior Secured	11.5%		2,251,743	2,198,921	2,198,921	10/1/2023
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,389,472	1,337,404	1,337,404	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,862,327	11,483,196	11,483,196	12/1/2024
	Reali Inc.		Senior Secured	12.5%		2,171,321	2,102,621	2,102,621	3/1/2024
	Reali Inc.		Senior Secured	12.5%		2,130,725	2,085,989	2,085,989	9/1/2023
	Reali Inc. Subtotal					16,164,373	15,671,806	15,671,806
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	941,913	941,913	11/1/2025
	Romaine Empire, Inc.		Senior Secured	12.3%		2,853,585	2,791,625	2,791,625	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		185,217	182,293	182,293	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		1,092,156	1,002,819	1,002,819	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		30,175	11,425	11,425	*
	Sorfeo Inc.		Senior Secured	11.5%		902,913	897,248	897,248	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,885,098	8,824,214	8,824,214	9/1/2025
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,143,639	2,031,059	2,031,059	8/1/2023
	Sustainable Living Partners, LLC Subtotal					12,028,737	10,855,273	10,855,273
	The Farm Project, PBC.		Senior Secured	12.0%		3,957,317	3,794,420	3,794,420	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,081,882	1,891,788	1,891,788	9/1/2024
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,410,096	1,410,096	8/1/2025
	TomoCredit, Inc.		Senior Secured	12.5%		319,631	306,209	306,209	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		213,189	213,189	213,189	9/1/2023
	TomoCredit, Inc. Subtotal					532,820	519,398	519,398
	Umbra Lab, Inc.		Senior Secured	12.0%		4,070,227	3,972,263	3,972,263	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,071,710	3,960,582	3,960,582	6/1/2024
	Umbra Lab, Inc. Subtotal					8,141,937	7,932,845	7,932,845
	Veev Group, Inc.		Senior Secured	12.5%		540,644	518,416	518,416	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,765,344	19,140,500	19,140,500	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		1,622,273	1,611,084	1,611,084	6/1/2023
	Veev Group, Inc. Subtotal					21,928,261	21,270,000	21,270,000
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,807,339	1,413,516	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	479,214	479,214	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		742,497	717,994	717,994	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,237,326	1,129,231	1,129,231	4/1/2025
	Wellth, Inc. Subtotal					1,979,823	1,847,225	1,847,225
	Wheels Labs, Inc.		Senior Secured	12.0%		1,524,853	1,483,357	1,483,357	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		113,285	112,623	112,623	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		406,976	337,824	337,824	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		407,480	407,480	407,480	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		407,005	407,005	407,005	6/1/2024
	World Wrapps II, Inc. Subtotal					1,221,461	1,152,309	1,152,309
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	220,659	220,659	7/1/2025
	Zimeno, Inc.		Senior Secured	11.5%		6,250,000	5,743,415	5,743,415	1/1/2026
Other Technology Total		99.8%				$270,888,217	$256,680,136	$254,313,224

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		327,612	311,016	311,016	8/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,709,440	1,257,863	*
Security Total		0.6%				$ 2,326,129	$ 2,020,456	$ 1,568,879

Software
	Afero, Inc.		Senior Secured	12.3%		1,651,923	1,537,413	1,537,413	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		8,905,548	8,560,908	8,560,908	2/1/2025
	Amino, Inc.		Senior Secured	11.5%		2,277,918	2,209,526	2,209,526	11/1/2025
	Amino, Inc.		Senior Secured	11.5%		1,980,027	1,953,125	1,953,125	7/1/2025
	Amino, Inc. Subtotal					13,163,493	12,723,559	12,723,559
	BackboneAI Inc.		Senior Secured	12.3%		216,152	214,051	214,051	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		392,285	386,290	386,290	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		216,047	204,425	204,425	6/1/2023
	BackboneAI Inc. Subtotal					824,484	804,766	804,766
	Big Run Studios, Inc.		Senior Secured	11.5%		1,746,938	1,670,372	1,670,372	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		989,657	973,521	973,521	12/1/2024
	Big Run Studios, Inc. Subtotal					2,736,595	2,643,893	2,643,893
	Bizly, Inc.		Senior Secured	11.5%		989,851	961,325	961,325	3/1/2025
	Bizly, Inc.		Senior Secured	11.5%		346,095	306,777	306,777	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		296,778	291,636	291,636	12/1/2024
	Bizly, Inc. Subtotal					1,632,724	1,559,738	1,559,738
	BriteCo LLC		Senior Secured	12.0%		346,243	346,243	346,243	2/1/2025
	BriteCo LLC		Senior Secured	12.0%		337,600	300,940	300,940	7/1/2024
	BriteCo LLC Subtotal					683,843	647,183	647,183
	Censia Inc.		Senior Secured	11.0%		148,165	146,869	146,869	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		3,843,722	3,352,677	3,352,677	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		960,987	907,906	907,906	11/1/2024
	Chowbus, Inc. Subtotal					4,804,709	4,260,583	4,260,583
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,383,650	1,383,650	7/1/2026
	Eskalera, Inc.		Senior Secured	10.5%		324,703	321,383	321,383	3/1/2023
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	435,022	435,022	12/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	477,796	477,796	4/1/2026
	Grokker, Inc.		Senior Secured	11.5%		919,341	886,918	886,918	3/1/2025
	Grokker, Inc. Subtotal					1,419,341	1,364,714	1,364,714
	ICX Media, Inc.		Senior Secured	18.0%		762,829	619,891	467,564	*
	Ipolipo, Inc.		Senior Secured	12.0%		195,275	191,878	191,878	9/1/2022
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	449,403	449,403	1/1/2026
	Medable, Inc.		Senior Secured	12.0%		293,244	291,922	291,922	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		586,414	575,842	575,842	2/1/2023
	Medable, Inc. Subtotal					879,658	867,764	867,764
	Ocurate, Inc.		Senior Secured	11.5%		500,000	465,192	465,192	10/1/2025
	Parkoursc, Inc.		Senior Secured	12.0%		689,090	669,707	669,707	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		624,202	617,741	617,741	9/1/2024
	Parkoursc, Inc. Subtotal					1,313,292	1,287,448	1,287,448
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,225,321	2,142,593	2,142,593	8/1/2025
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		990,931	965,091	965,091	1/1/2024
	Pixlee TurnTo, Inc. Subtotal					3,216,252	3,107,684	3,107,684
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	146,831	146,831	1/1/2027
	Safe Securities Inc.		Senior Secured	12.0%		146,635	143,659	143,659	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		990,250	968,687	968,687	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		5,937,939	5,679,954	5,679,954	9/1/2025
	Safe Securities Inc. Subtotal					7,074,824	6,792,300	6,792,300
	SF Insuretech, Inc.		Senior Secured	11.8%		2,621,222	2,518,200	2,518,200	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,805,568	1,665,933	1,665,933	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		532,810	499,887	499,887	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		111,292	110,187	110,187	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,483,947	1,475,453	1,475,453	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,968	98,287	98,287	6/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	StayTuned Digital, Inc.		Senior Secured	12.0%		866,196	864,769	864,769	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,155	245,920	245,920	1/1/2025
	StayTuned Digital, Inc. Subtotal					2,732,266	2,684,429	2,684,429
	Swiftly Systems, Inc.		Senior Secured	11.5%		3,988,974	3,530,985	3,530,985	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,178,482	2,098,195	2,098,195	1/1/2025
	Swiftly Systems, Inc. Subtotal					6,167,456	5,629,180	5,629,180
	Swivel, Inc.		Senior Secured	12.0%		17,409	17,289	17,289	8/1/2022
	Swivel, Inc.		Senior Secured	12.0%		34,474	34,474	34,474	10/1/2022
	Swivel, Inc. Subtotal					51,883	51,763	51,763
	Terragon, Inc. ** ^		Senior Secured	12.0%		392,126	313,217	313,217	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	706,343	706,343	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		336,131	310,782	310,782	1/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,831	791,605	791,605	5/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,008	346,537	346,537	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,685	121,180	121,180	3/1/2025
	WorkRails, Inc. Subtotal					494,693	467,717	467,717
	Workspot, Inc.		Senior Secured	12.0%		56,655	56,234	56,234	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		1,789,814	1,739,423	1,739,423	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		722,959	697,895	697,895	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		112,193	111,751	111,751	10/1/2022
	Workspot, Inc. Subtotal					2,681,621	2,605,303	2,605,303
Software Total		23.5%				$ 63,575,009	$ 60,111,710	$ 59,959,383

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		1,978,909	1,898,074	1,898,074	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,897	930,575	930,575	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		6,511,549	6,054,025	6,054,025	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,779	2,299,823	2,299,823	4/1/2025
	iLearningEngines Inc. Subtotal					13,297,134	11,182,497	11,182,497
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	124,086	121,045	121,045	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,213,551	2,179,623	2,179,623	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,035,782	1,937,490	1,937,490	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,951,023	4,560,543	4,560,543	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	12.5%		37,570	36,259	36,259	10/1/2022
	Klar Holdings Limited Subtotal ** ^					9,362,012	8,834,960	8,834,960
	Liftit, Inc. ** ^		Senior Secured	12.0%		37,757	37,487	37,487	8/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		74,777	74,563	74,563	10/1/2022
	Liftit, Inc. Subtotal ** ^					112,534	112,050	112,050
	Loansnap Holdings Inc. **		Senior Secured	11.0%		605,860	596,385	596,385	12/1/2022
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,716,085	3,523,125	3,523,125	2/1/2025
	Loansnap Holdings Inc. Subtotal **					4,321,945	4,119,510	4,119,510
	Zanbato, Inc.		Senior Secured	11.0%		1,850,590	1,821,791	1,821,791	9/1/2023
Technology Services Total		10.2%				$ 28,944,215	$ 26,070,808	$ 26,070,808

Wireless
	AirVine Scientific, Inc.		Senior Secured	12.0%		14,103	14,053	14,053	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		14,094	13,978	13,978	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		508,328	498,730	498,730	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		508,072	485,939	485,939	6/1/2024
	AirVine Scientific, Inc. Subtotal					1,044,597	1,012,700	1,012,700

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	MeshPlusPlus, Inc.		Senior Secured	12.5%		542,909	515,517	515,517	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		203,755	199,878	199,878	6/1/2024
	MeshPlusPlus, Inc. Subtotal					746,664	715,395	715,395
Wireless Total		0.7%				$ 1,791,261	$ 1,728,095	$ 1,728,095
	Grand Total	190.5%				$533,839,192	$501,823,924	$485,662,620

* As of June 30, 2022, loans with a cost basis of $24.8 million and a fair value of $9.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of June 30, 2022, 14.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of June 30, 2022, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF JUNE 30, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$3,064,608	$—	$3,064,608

Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	2,214,254	—	2,214,254

Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	1,558,810	—	1,558,810

Total				$227,000,000	$6,837,672	$—	$6,837,672

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$255,356	$—	$255,356

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	377,254	—	377,254

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	329,992	—	329,992

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	(130,697)	—	(130,697)

Total				$247,000,000	$831,905	$—	$831,905
(a) The unrealized appreciation/(depreciation) was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
    The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified and/or disclosed to conform to the current year presentation.

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2022, the Fund held 26,326,526 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 1.26%, and $29,230 in cash, which represented 10.34% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 6,939,126 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 3.01% of the net assets of the Fund.
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

    As of June 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $485.7 million and $484.0 million, respectively, (or 92.1% and 96.6% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
    As of June 30, 2022 and December 31, 2021, loans with a cost basis of $24.8 million and $27.1 million and a fair value of $9.4 million and $9.6 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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
Deferred Debt Facility Fees
    The deferred debt facility fees and costs associated with the debt facility are included in Other assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on March 18, 2024. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.
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

    The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

    The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2022 and December 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans.

	For the three months ended		For the six months ended
Performing Loans	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-Average Interest Rate - Cash	13.93%	14.61%	13.28%	14.37%
Weighted Average Interest Rate - Non-Cash	3.59%	5.16%	3.75%	4.68%
Weighted-Average Interest Rate	17.52%	19.77%	17.03%	19.05%

	For the three months ended		For the six months ended
All Loans	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted-Average Interest Rate - Cash	13.75%	14.60%	13.56%	14.30%
Weighted Average Interest Rate - Non-Cash	3.53%	5.02%	3.68%	4.55%
Weighted-Average Interest Rate	17.28%	19.62%	17.24%	18.85%

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

    All loans as of June 30, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $111.7 million and $97.9 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2022 and 2021.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$17,247,873	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	15%

Computers & Storage	23,222,107	Hypothetical market analysis	Hypothetical market coupon rate	14% - 18%	15%

Enterprise Networking	3,803,108	Asset Recovery	Probability weighting of alternative outcomes	10% - 40%*

Internet	43,338,051	Hypothetical market analysis	Hypothetical market coupon rate	14% - 21%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%^

Medical Devices	12,336,013	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	18%

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%*

Other Healthcare	42,075,079	Hypothetical market analysis	Hypothetical market coupon rate	13% - 18%	16%

Other Technology	254,313,224	Hypothetical market analysis	Hypothetical market coupon rate	12% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	1,568,879	Hypothetical market analysis	Hypothetical market coupon rate	*	16%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	59,959,383	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 45%*

Technology Services	26,070,808	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	20%

Wireless	1,728,095	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	15%

Total Loan Investments	$485,662,620
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$15,817,093	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%

Computers & Storage	24,062,710	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Enterprise Networking	4,311,087	Asset Recovery	Probability weighting of alternative outcomes	10% - 20%*

Internet	46,160,725	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Medical Devices	17,834,282	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%*

Other Healthcare	42,002,872	Hypothetical market analysis	Hypothetical market coupon rate	14% - 24%	16%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 80%*

Other Technology	236,458,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 46%	19%

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	2,390,705	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	18%

Software	56,598,962	Hypothetical market analysis	Hypothetical market coupon rate	12% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 40%*

Technology Services	27,739,468	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50%*

Wireless	10,670,751	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	14%

Total Loan Investments	$484,047,644
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of June 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$485,662,620	$485,662,620
Derivative assets	—	6,837,672	—	6,837,672
Cash equivalents	26,326,526	—	—	26,326,526
Total	$26,326,526	$6,837,672	$485,662,620	$518,826,818

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$267,000,000	$—	$267,000,000
Total	$—	$267,000,000	$—	$267,000,000

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,047,644	$484,047,644
Derivative assets	—	962,602	—	962,602
Cash equivalents	6,939,126	—	—	6,939,126
Total	$6,939,126	$962,602	$484,047,644	$491,949,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$263,000,000	$—	$263,000,000
Derivative liability	—	130,697	—	130,697
Total	$—	$263,130,697	$—	$263,130,697

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Loans	Warrants	Other	Loans	Warrants	Stocks	Other
Beginning balance	$498,257,047	$—	$—	$484,047,644	$—	$—	$—
Acquisitions and originations	56,750,000	4,073,772	100	107,475,000	8,045,774	2,090,759	100
Principal payments on loans, net of accretion	(67,355,589)	—	—	(103,182,467)	—	—	—
Proceeds from sale of loan	(1,800,000)	—	—	(1,800,000)	—	—	—
Distributions to shareholder	—	(4,073,772)	(100)	—	(8,045,774)	(2,090,759)	(100)
Net realized loss from loans	(2,249,093)	—	—	(2,577,831)	—	—	—
Net change in unrealized loss from loans	2,060,255	—	—	1,700,274	—	—	—
Ending balance	$485,662,620	$—	$—	$485,662,620	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2022	$(970,854)	$—	$—	$(1,146,852)	$—	$—	$—

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Loans	Warrants	Stocks	Loans	Warrants	Stocks
Beginning balance	$355,521,027	$—	$—	$310,522,149	$—	$—
Acquisitions and originations	95,300,000	5,454,198	1,250,000	168,925,000	14,458,250	1,621,658
Principal payments on loans, net of accretion	(42,228,336)	—	—	(71,598,557)	—	—
Distributions to shareholder	—	(5,454,198)	(1,250,000)	—	(14,458,250)	(1,621,658)
Net realized loss from loans	(543,614)	—	—	319,612	—	—
Net change in unrealized loss from loans	—	—	—	(119,127)	—	—
Ending balance	$408,049,077	$—	$—	$408,049,077	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2021	$(472,857)	$—	$—	$71,601	$—	$—

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

5.    CAPITAL STOCK
    As of both June 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2022 and December 31, 2021, was $460.0 million. Total contributed capital to the Company as of June 30, 2022 and December 31, 2021 was $411.7 million and $388.7 million, respectively, of which $365.6 million and $345.6 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

Cash distributions	$25,000,000	$33,800,000
Distributions of equity securities	10,136,633	16,079,908
Total distributions to shareholder	$35,136,633	$49,879,908

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
    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of June 30, 2022 and December 31, 2021, the Fund’s asset coverage for borrowings was 195% and 187%, respectively.

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
    On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). An additional $50 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.
On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400,000,000, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.
    All of the assets of the Fund collateralize borrowings by the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of June 30, 2022, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2022 and December 31, 2021, $267.0 million and $263.0 million, respectively, was outstanding under the facility.
    As of June 30, 2022, the SOFR rate was as follows:

Overnight	1.5000%
Daily Simple SOFR	1.4400%
30-day Average SOFR	1.0888%
90-day Average SOFR	0.6987%
    Bank fees and other costs of $4.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2022 and December 31, 2021, the remaining unamortized fees and costs of $1.9 million and $2.0 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of June 30, 2022:

	Amount	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$267,000,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$267,000,000
(a)Inclusive of 2.60% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$263,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$263,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager initially received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.500% as of June 30, 2022, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management fees of $1.7 million and $3.5 million were recognized as expenses for the three and six months ended June 30, 2022, respectively. Management fees of $1.8 million and $3.6 million were recognized as expenses for the three and six months ended June 30, 2021, respectively.

8.    DERIVATIVE INSTRUMENTS
    The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Collar

    The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	06/01/2022	$87,000,000	0.86%	0.35%	USD-SOFR rate	03/18/2024
Zions Bancorporation, N.A.	05/31/2022	$50,000,000	1.36%	0.42%	USD-SOFR rate	06/30/2025
Zions Bancorporation, N.A.	06/01/2022	$90,000,000	2.11%	0.53%	USD-SOFR rate	03/18/2024

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

Interest Rate Swap and Floor

On February 7, 2019, the Fund entered into an interest rate swap and floor agreement with MUFG Union Bank, N.A. The floor allowed the Fund to match the swap with the terms of the variable rate index of the debt facility. The interest rate swap and floor agreement terminated on December 20, 2021.

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of June 30, 2022 and December 31, 2021.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate collar	$6,837,672	$962,602	$—	$130,697
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended June 30		For the Six Months Ended June 30
Derivative Instruments	Condensed Statements of Operation Caption	2022	2021	2022	2021
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$590,763	$(19,777)	$6,005,767	$86,912
	Net realized gain (loss) from derivative instruments	$882,045	$(21,835)	$717,583	$(30,666)
Interest rate swap and floor	Net change in unrealized gain from derivative instruments	$—	$303,242	$—	$605,938
	Net realized loss from derivative instruments	$—	$(313,548)	$—	$(620,419)

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$6,837,672	—	—	—	6,837,672
Total	$6,837,672	$—	$—	$—	$6,837,672

	As of December 31, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$255,356	$—	$—	$—	$255,356
Zions Bancorporation, N.A.	707,246	(130,697)	—	—	576,549
Total	$962,602	$(130,697)	$—	$—	$831,905

	As of December 31, 2021
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(130,697)	$130,697	$—	$—	$—
Total	$(130,697)	$130,697	$—	$—	$—
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty. There were no derivative liabilities as of June 30, 2022.
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021:

Asset	As of June 30, 2022
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,823,924	$—	$(16,161,304)	$(16,161,304)
Derivative assets	—	6,837,672	—	6,837,672
Total	$501,823,924	$6,837,672	$(16,161,304)	$(9,323,632)

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,909,222	$—	$(17,861,578)	$(17,861,578)
Derivative assets	—	962,602	—	962,602
Total	$501,909,222	$962,602	$(17,861,578)	$(16,898,976)

	As of December 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(130,697)	$(130,697)
Total	$—	$—	$(130,697)	$(130,697)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
    As of June 30, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $111.7 million and $97.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2022	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	6,700,000	12/31/2022
Axiado Corporation	Security	4,000,000	10/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Common Sun, Inc	Software	500,000	01/31/2023
Copia Global Inc.	Other Technology	3,750,000	12/31/2022
EasyKnock, Inc.	Other Technology	5,000,000	01/31/2023
Eguana Technologies, Inc.	Other Technology	2,500,000	08/31/2022
Fanimal, Inc.	Other Technology	1,250,000	12/31/2023
Form Remodel, Inc.	Software	1,500,000	01/31/2023
HaystacksAI, Inc.	Software	1,000,000	03/31/2023
iLearningEngines Inc.	Technology Services	5,000,000	07/31/2022
Journey Builders, Inc.	Software	500,000	12/31/2022
Klar Holdings Limited	Technology Services	5,000,000	12/31/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Literati, Inc.	Other Technology	5,000,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
MASC Inc.	Other Technology	1,500,000	07/31/2022
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023
Ocurate, Inc.	Software	500,000	12/31/2022
PlantBaby, inc.	Other Technology	250,000	11/30/2022
Proto, Inc.	Computers & Storage	1,375,000	07/31/2022
Quartzy, Inc.	Biotechnology	2,500,000	11/15/2022
Ratio Technologies, Inc.	Software	1,800,000	9/30/2022
RenoFi, Inc.	Internet	3,000,000	10/31/2022
RetailerX, Inc.	Internet	1,000,000	12/30/2022
Rise Gardens, Inc.	Other Technology	500,000	9/29/2022
Safe Securities Inc.	Software	1,000,000	7/15/2022
StayTuned Digital, Inc.	Software	2,238,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
UCM Digital Health, Inc.	Software	875,000	7/31/2022
Virtuix Holdings, Inc.	Other Technology	500,000	5/31/2023
Zimeno, Inc.	Other Technology	6,250,000	1/29/2023
Total		$111,738,732

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	11,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Invert Robotics Group, Ltd.	Other Technology	1,000,000	01/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Lassen Peak, Inc.	Security	375,000	01/31/2022
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
Luva Inc.	Other Technology	500,000	02/28/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
RenoFi, Inc.	Internet	6,000,000	10/31/2022
Safe Securities Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
StayTuned Digital, Inc.	Software	3,213,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	1,000,000	04/30/2022
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$97,948,732

11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2022 and 2021.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021 (a)	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021 (a)

Total return**	7.68%	6.96%	17.77%	14.32%

Per share amounts:
Net asset value, beginning of period	$2,400.69	$1,802.41	$2,301.94	$1,833.27
Net investment income	171.12	144.36	339.88	259.88
Net realized and change in unrealized gain (loss) from loans and derivative instruments	12.83	(5.96)	58.45	2.42
Net increase in net assets resulting from operations	183.95	138.40	398.33	262.30
Distributions of income to shareholder	(110.74)	(141.00)	(274.57)	(252.18)
Return of capital to shareholder	—	(63.04)	(76.80)	(246.62)
Contributions from shareholder	75.00	595.00	200.00	735.00

Net asset value, end of period	$2,548.90	$2,331.77	$2,548.90	$2,331.77
Net assets, end of period	$254,890,411	$233,176,826	$254,890,411	$233,176,826

Ratios to average net assets:
Expenses*	7.29%	7.79%	7.31%	7.34%
Net investment income*	27.95%	27.97%	28.59%	26.56%
Portfolio turn-over rate	0.37%	—%	0.37%	—%
Average debt outstanding	$277,500,000	$186,475,000	$273,571,429	$173,128,571

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests (“Investments”).  Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. Effective March 31, 2020, Fund VIII was no longer permitted to enter new commitments to borrowers; however, Fund VIII was permitted to fund existing commitments in which the Fund might also be invested. Fund VIII's last commitment expired on September 30, 2021. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with WTI Fund X, Inc. (“Fund X”)

    The Manager also serves as the investment manager for Fund X. The Fund’s Board of Directors determined that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X will be dissolved), the Fund may invest in each portfolio company in which Fund X invests. Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund X, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the Conditions described above. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Results of Operations - For the Three Months and Six Months Ended June 30, 2022 and 2021
Analysis of Interest Income
Total investment income for the three months ended June 30, 2022 and 2021 was $21.6 million and $18.5 million, respectively. Total investment income for the six months ended June 30, 2022 and 2021 was $42.7 million and $33.2 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$489,059,355	$21,424,283	13.93%	3.59%	$365,738,789	$18,076,777	14.61%	5.16%
All Loans	$497,550,443	$21,499,283	13.75%	3.53%	$376,287,362	$18,455,104	14.60%	5.02%

Interest income for performing loans and all loans increased by $3.3 million and $3.0 million, or 19% and 16%, respectively, for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to the increased growth in the loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $123.3 million and $121.3 million, or 34% and 32%, respectively, for the three months ended June 30, 2022 compared to the same period in 2021.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$484,464,023	$41,258,471	13.28%	3.75%	$341,803,840	$32,552,398	14.37%	4.68%
All Loans	$493,128,696	$42,512,977	13.56%	3.68%	$351,596,078	$33,142,352	14.30%	4.55%
Interest income for performing and all loans increased by $8.7 million and $9.4 million, or 27% and 28%, respectively, for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to the increased growth in our loan portfolio. The average outstanding balance for performing and all loans increased by $142.7 million and $141.5 million, or 42% and 40%, respectively, for the six months ended June 30, 2022 compared to the same period in 2021.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$277,500,000	$2,628,152	3.79%	$186,475,000	$1,537,561	3.30%
    Interest expense increased by $1.1 million, or 71%, for the three months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding and higher weighted average interest rate.
The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$273,571,429	$4,785,022	3.50%	$173,128,571	$2,750,725	3.18%
Interest expense increased by $2.0 million or 74%, for the six months ended June 30, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding, offset by lower weighted average interest rate.

Analysis of Operating Expense
The following table shows the components of operating expense for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2022	2021	Change ($)	2022	2021	Change ($)
Management fees	$1,725,000	$1,811,250	$(86,250)	$3,450,000	$3,622,500	$(172,500)
Banking and professional fees	$84,896	$640,849	$(555,953)	$392,493	$742,608	$(350,115)
Other operating expenses	$27,957	$30,226	$(2,269)	$56,065	$60,869	$(4,804)
Total Operating Expense	$1,837,853	$2,482,325	$(644,472)	$3,898,558	$4,425,977	$(527,419)
For the period from January 1, 2022 through June 30, 2022, management fees were calculated at 1.500% of the Company's committed capital. For the same period in 2021, management fees were calculated at 1.575% of the Company's committed capital.

    Banking and professional fees decreased by $0.6 million and $0.4 million, or 87% and 47%, respectively, for the three and six months ended June 30, 2022 compared to the same periods in 2021. Decrease in banking and professional fees were primarily due to lower legal fees associated with the documentation of loans.

    Other operating expenses did not materially decrease for the three and six months ended June 30, 2022 compared to the same periods in 2021. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2022 and 2021 totaled $0.4 million and $0.5 million, respectively. Non-recurring fees for the six months ended June 30, 2022 and 2021 totaled $0.7 million and $0.9 million, respectively.

Net investment income for the three months ended June 30, 2022 and 2021 was $17.1 million and $14.4 million, respectively. Net investment income for the six months ended June 30, 2022 and 2021 was $34.0 million and $26.0 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $2.2 million and zero for the three months ended June 30, 2022 and 2021, respectively. Net realized loss from loans was $2.6 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. Realized losses consisted of loans that were written off.

    Net realized gain (loss) from derivative instruments was $0.9 million and $(0.3) million for the three months ended June 30, 2022 and 2021, respectively. Net realized gain (loss) from derivative instruments was $0.7 million and $(0.7) million for the six months ended June 30, 2022 and 2021, respectively. The reason for the gain during the period ended June 30, 2022 was due to the termination of a collar contract with MUFG Union Bank N.A. Realized losses were interest paid by the Fund on the derivative instruments when the fixed rate interest of the derivative instruments were higher than the floating rate.

Net change in unrealized gain (loss) from loans was $2.1 million and $(0.5) million for the three months ended June 30, 2022 and 2021, respectively. Net change in unrealized gain from loans was $1.7 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain from derivative instruments was $0.6 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. Net change in unrealized gain from derivative instruments was $6.0 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

    Net increase in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $18.4 million and $13.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $183.96 and $138.40, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2022 and 2021 was $39.8 million and $26.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2022 and 2021 was $398.33 and $262.30, respectively.

Liquidity and Capital Resources – June 30, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $365.6 million and $345.6 million as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $460.0 million, of which $411.7 million and $388.7 million had been called and received, respectively. As of June 30, 2022, $48.3 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the investment period by two calendar quarters, causing the date for which the full amount of the remaining uncalled capital can be drawn to be extended to December 31, 2023. The Company has made $109.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the six months ended June 30, 2022 and 2021 was as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Net cash provided by (used in) operating activities	$20,075,818	$(88,236,327)
Net cash provided by (used in) financing activities	(659,188)	81,231,665
Net increase (decrease) in cash and cash equivalents	$19,416,630	$(7,004,662)

    As of June 30, 2022 and December 31, 2021, 10.34% and 3.01%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400,000,000, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.
Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate) The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2022, $267.0 million was outstanding under the facility.

     For the six months ended June 30, 2022 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $107.5 million for the six months ended June 30, 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $1.7 million for the same period. Unexpired unfunded commitments totaled $111.7 million as of June 30, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2022	$929.7 million	$444.0 million	$485.7 million	$111.7 million
December 31, 2021	$822.2 million	$338.2 million	$484.0 million	$97.9 million

The unexpired unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021 are detailed in Note 10 to the financial statements included in this filing.

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

    As of June 30, 2022, the Fund had cash balance of $26.4 million and approximately $236.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $48.3 million and recallable capital of $109.0 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2022, the Fund’s asset coverage ratio was 195%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2022, the outstanding debt balance was $267.0 million at a floating interest rate based on a Daily Simple SOFR Rate of 1.44%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.47% on $227.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(131,779)	$(475,000)	$1,335,000	$728,221
1%	$263,558	$1,667,000	$(2,670,000)	$(739,442)
2%	$527,115	$3,937,000	$(5,340,000)	$(875,885)
3%	$790,673	$6,207,000	$(8,010,000)	$(1,012,327)
4%	$1,054,230	$8,477,000	$(10,680,000)	$(1,148,770)
5%	$1,317,788	$10,747,000	$(13,350,000)	$(1,285,212)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2022	Date:	August 11, 2022