Form 10-Q
period 2022-09-30
Venture Lending & Leasing IX, Inc.
filed 2022-11-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2022
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of September 30, 2022 and December 31, 2021

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
ASSETS
Loans, at estimated fair value
(cost of $511,863,593 and $501,909,222)	$484,854,427	$484,047,644
Derivative assets	10,413,352	962,602
Cash and cash equivalents	15,900,887	6,939,126
Dividend and interest receivables	6,222,661	6,872,798
Other assets	2,020,753	2,110,405
Total assets	519,412,080	500,932,575

LIABILITIES
Borrowings under debt facility	253,500,000	263,000,000
Accrued management fees	1,437,500	1,725,000
Derivative liability	—	130,697
Accounts payable and other accrued liabilities	4,347,416	5,883,327
Total liabilities	259,284,916	270,739,024

NET ASSETS	$260,127,164	$230,193,551

Analysis of Net Assets:

Capital paid in on shares of capital stock	$394,125,000	$345,625,000
Cumulative return of capital distributions	(116,253,732)	(97,253,486)
Total distributable losses	(17,744,104)	(18,177,963)
Net assets (equivalent to $2,601.27 and $2,301.94 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$260,127,164	$230,193,551

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$89,119,586	$97,948,732

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

INVESTMENT INCOME:
Interest on loans	$18,651,467	$31,494,140	$61,164,444	$64,636,492
Other interest and other income	79,700	116,001	238,003	138,000
Total investment income	18,731,167	31,610,141	61,402,447	64,774,492

EXPENSES:
Management fees	1,437,500	1,725,000	4,887,500	5,347,500
Interest expense	3,447,073	1,704,395	8,232,095	4,455,120
Banking and professional fees	118,991	181,025	511,484	923,633
Other operating expenses	106,273	60,682	162,339	121,552
Total expenses	5,109,837	3,671,102	13,793,418	10,847,805
Net investment income	13,621,330	27,939,039	47,609,029	53,926,687

Net realized loss from loans	(18,209)	—	(2,596,040)	(119,127)
Net realized gain (loss) from derivative instruments	243,988	(356,028)	961,571	(1,007,113)
Net change in unrealized loss from loans	(10,847,862)	(2,547,792)	(9,147,588)	(2,228,180)
Net change in unrealized gain from derivative instruments	3,575,680	320,324	9,581,447	1,013,174
Net realized and change in unrealized loss from loans and derivative instruments	(7,046,403)	(2,583,496)	(1,200,610)	(2,341,246)

Net increase in net assets resulting from operations	$6,574,927	$25,355,543	$46,408,419	$51,585,441

Amounts per common share:
Net increase in net assets resulting from operations per share	$65.75	$253.56	$464.08	$515.85
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions		Total Distributable Losses	Net Assets
Balance at June 30, 2021 (a)	100,000	$100	$316,624,900	$(69,569,254)	0	$(13,878,920)	$233,176,826
Net increase in net assets resulting from operations	—	—	—	—		25,355,543	25,355,543
Distribution of income to shareholder	—	—	—	—		(27,583,011)	(27,583,011)
Return of capital to shareholder	—	—	—	13,078,160		—	13,078,160
Contributions from shareholder	—	—	27,500,000	—		—	27,500,000
Balance at September 30, 2021 (a)	100,000	$100	$344,124,900	$(56,491,094)		$(16,106,388)	$271,527,518

Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)		$(5,801,217)	$254,890,411
Net increase in net assets resulting from operations	—	—	—	—		6,574,927	6,574,927
Distribution of income to shareholder	—	—	—	—		(18,517,814)	(18,517,814)
Return of capital to shareholder	—	—	—	(11,320,360)		—	(11,320,360)
Contributions from shareholder	—	—	28,500,000	—		—	28,500,000
Balance at September 30, 2022	100,000	$100	$394,124,900	$(116,253,732)		$(17,744,104)	$260,127,164

Balance at December 31, 2020 (a)	100,000	$100	$243,124,900	$(44,906,782)		$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—		51,585,441	51,585,441
Distribution of income to shareholder	—	—	—	—		(52,800,446)	(52,800,446)
Return of capital to shareholder	—	—	—	(11,584,312)		—	(11,584,312)
Contributions from shareholder	—	—	101,000,000	—		—	101,000,000
Balance at September 30, 2021 (a)	100,000	$100	$344,124,900	$(56,491,094)		$(16,106,388)	$271,527,518

Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)		$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—		46,408,419	46,408,419
Distribution of income to shareholder	—	—	—	—		(45,974,560)	(45,974,560)
Return of capital to shareholder	—	—	—	(19,000,246)		—	(19,000,246)
Contributions from shareholder	—	—	48,500,000	—		—	48,500,000
Balance at September 30, 2022	100,000	$100	$394,124,900	$(116,253,732)		$(17,744,104)	$260,127,164

(a) Additional prior period information is shown for comparability with current period presentation.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021 (a)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$46,408,419	$51,585,441
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	2,596,040	119,127
Net realized (gain) loss from derivative instruments	(961,571)	1,007,113
Net change in unrealized loss from loans	9,147,588	2,228,180
Net change in unrealized gain from derivative instruments	(9,581,447)	(1,013,174)
Amortization of deferred costs related to borrowing facility	732,448	577,416
Origination of loans	(160,094,146)	(313,790,000)
Principal payments on loans, net of accretion	143,254,264	153,144,358
Proceeds from sale of loan	1,800,000	—
Acquisition of equity securities	(10,985,335)	(30,290,739)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	650,137	(2,377,312)
Net increase in other assets	(266,025)	(359,707)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(1,823,411)	1,854,931
Net cash provided by (used in) operating activities	20,876,961	(137,314,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(51,500,000)	(33,800,000)
Contributions from shareholder	48,500,000	101,000,000
Borrowings under debt facility	88,000,000	195,200,000
Repayments of borrowings under debt facility	(97,500,000)	(72,700,000)
Payments made for derivative instruments	(202,417)	(1,007,113)
Payments received from derivative instruments	1,163,988	—
Payments of bank facility fees and costs	(376,771)	(2,317,250)
Net cash provided by (used in) financing activities	(11,915,200)	186,375,637

Net increase in cash and cash equivalents	8,961,761	49,061,271

CASH AND CASH EQUIVALENTS:
Beginning of period	6,939,126	12,497,243
End of period	$15,900,887	$61,558,514

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$6,892,275	$3,400,946
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$13,474,806	$30,584,758
Receipt of equity securities as repayment of loans	$2,489,471	$294,020

(a) Certain prior period information has been merged to conform to current presentation.
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$6,895,743	$6,547,712	$6,547,712	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		95,960	92,807	92,807	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		285,310	283,395	283,395	6/1/2023
	Driver Bioengineering, Inc. Subtotal					381,270	376,202	376,202
	Genomic Prediction, Inc.		Senior Secured	11.0%		932,100	884,854	884,854	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		2,706,906	2,658,354	2,658,354	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,805,517	1,752,287	1,752,287	12/1/2024
	GLO Pharma, Inc. Subtotal					4,512,423	4,410,641	4,410,641
	Quartzy, Inc.		Senior Secured	12.0%		781,366	771,662	771,662	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		717,081	708,976	708,976	5/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,238,110	1,158,748	1,158,748	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,448	1,170,111	1,170,111	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,818	858,563	858,563	2/1/2026
	Quartzy, Inc.		Senior Secured	12.0%		274,702	263,577	263,577	8/1/2023
	Quartzy, Inc. Subtotal					5,487,525	4,931,637	4,931,637
Biotechnology Total		6.6%				$18,209,061	$17,151,046	$17,151,046

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,026,717	$4,893,752	$4,893,752	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		1,257,164	1,241,853	1,241,853	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,836,389	14,184,858	14,184,858	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.8%		558,570	554,838	554,838	3/1/2023
	Canary Connect, Inc. Subtotal					21,678,840	20,875,301	20,875,301
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,260,995	1,260,995	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,635,994	2,635,994
Computers & Storage Total		9.0%				$24,428,840	$23,511,295	$23,511,295

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,972,984	$4,584,616	$3,549,307	*
Enterprise Networking Total		1.4%				$5,972,984	$4,584,616	$3,549,307

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$4,450,447	$4,343,811	$4,343,811	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,448,768	1,070,794	1,070,794	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,899,215	5,414,605	5,414,605
	Ainsly, Inc. ** ^		Senior Secured	12.5%		108,204	103,092	103,092	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		300,000	183,569	183,569	7/1/2025
	Ainsly, Inc. Subtotal ** ^					408,204	286,661	286,661
	D2C Store, Inc.		Senior Secured	12.0%		2,500,000	2,270,274	2,270,274	12/1/2025
	Good Counsel, LLC		Senior Secured	12.3%		2,968,869	2,831,304	2,831,304	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,531,853	3,417,209	3,417,209	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		361,520	342,247	342,247	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		110,787	109,467	109,467	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,880	494,880	494,880	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,674	468,603	468,603	6/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OneLocal, Inc. ** ^		Senior Secured	12.3%		564,950	548,732	548,732	3/1/2023
	OneLocal, Inc. Subtotal ** ^					1,554,504	1,512,215	1,512,215
	Osix Corporation		Senior Secured	12.0%		3,921,455	3,778,773	3,778,773	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,928,404	5,547,282	5,547,282	4/1/2025
	Proper Labs, Inc.		Senior Secured	11.5%		1,309,584	1,243,364	412,447	11/1/2024
	RenoFi, Inc.		Senior Secured	11.5%		1,484,632	1,324,710	1,324,710	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,484,921	1,454,770	1,454,770	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		82,125	81,554	81,554	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		82,080	80,307	80,307	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		531,480	521,833	521,833	12/1/2023
	RenoFi, Inc. Subtotal					3,665,238	3,463,174	3,463,174
	Residently USA, LLC ** ^		Senior Secured	12.0%		433,128	412,643	333,176	9/1/2024
	RetailerX, Inc.		Senior Secured	12.0%		691,337	672,357	672,357	5/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		990,739	967,042	967,042	4/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,919,909	1,861,560	1,861,560	2/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		1,980,508	1,860,920	1,860,920	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		990,357	969,391	969,391	1/1/2026
	RetailerX, Inc. Subtotal					6,572,850	6,331,270	6,331,270
	Serface Care, Inc.		Senior Secured	12.3%		597,411	364,785	18,929	*
	Starface World, Inc.		Senior Secured	11.3%		2,107,527	2,039,959	2,039,959	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		282,050	279,019	279,019	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		843,728	831,970	831,970	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		843,542	832,679	832,679	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		498,352	485,512	485,512	11/1/2023
	Starface World, Inc. Subtotal					4,575,199	4,469,139	4,469,139
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,724,619	1,657,537	1,202,232	11/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,137,995	1,116,126	1,116,126	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,138,426	1,131,263	1,131,263	12/1/2023
	Verishop, Inc. Subtotal					2,276,421	2,247,389	2,247,389
Internet Total		17.0%				$53,261,083	$49,107,664	$44,181,396

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,255,481	$1,200,827	$1,200,827	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		550,550	544,906	544,906	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		550,753	548,667	548,667	3/1/2023
	Ablacon, Inc. Subtotal					1,101,303	1,093,573	1,093,573
	Anutra Medical, Inc.		Senior Secured	12.0%		489,964	472,630	472,630	7/1/2024
	Anutra Medical, Inc.		Senior Secured	12.0%		9,490	9,461	9,461	10/1/2022
	Anutra Medical, Inc. Subtotal					499,454	482,091	482,091
	CytoVale, Inc.		Senior Secured	12.0%		214,335	209,971	209,971	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		805,328	792,761	792,761	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		229,776	228,002	228,002	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		1,500,996	1,455,500	1,455,500	9/1/2024
	CytoVale, Inc. Subtotal					2,750,435	2,686,234	2,686,234
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,102	709,541	*
	Norbert Health, Inc.		Senior Secured	12.3%		723,369	677,042	677,042	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	717,383	717,383	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		932,465	915,329	915,329	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		466,349	462,741	462,741	10/1/2023
	Siren Care, Inc. Subtotal					1,398,814	1,378,070	1,378,070
	SVN Med, LLC		Senior Secured	15.0%		538,835	483,325	483,325	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		1,077,394	969,815	969,815	12/1/2023
	SVN Med, LLC Subtotal					1,616,229	1,453,140	1,453,140
Medical Devices Total		4.0%				$20,095,085	$18,583,462	$10,397,901

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,130,316	$1,043,452	$1,043,452	7/1/2024
	Alchera Incorporated		Senior Secured	12.0%		1,483,448	1,441,374	1,441,374	4/1/2025
	Alchera Incorporated Subtotal					2,613,764	2,484,826	2,484,826
	Elysium Health, Inc.		Senior Secured	12.0%		6,176,325	5,734,501	5,734,501	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		2,685,541	2,612,090	2,612,090	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		2,254,915	2,226,181	2,226,181	6/1/2024
	GoForward, Inc. Subtotal					4,940,456	4,838,271	4,838,271
	Grayce, Inc.		Senior Secured	11.8%		451,620	444,434	444,434	12/1/2024
	Grayce, Inc.		Senior Secured	11.8%		814,215	780,857	780,857	9/1/2024
	Grayce, Inc. Subtotal					1,265,835	1,225,291	1,225,291
	Hello Heart Inc.		Senior Secured	11.0%		319,703	315,780	315,780	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		255,835	254,836	254,836	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,441,531	1,382,646	1,382,646	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		371,822	369,360	369,360	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,977,879	1,954,325	1,954,325	6/1/2025
	Hello Heart Inc. Subtotal					4,366,770	4,276,947	4,276,947
	Honeybee Health, Inc.		Senior Secured	11.0%		720,923	672,271	672,271	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		1,442,204	1,442,204	1,442,204	6/1/2024
	Honeybee Health, Inc. Subtotal					2,163,127	2,114,475	2,114,475
	HumanAPI, Inc.		Senior Secured	11.8%		960,849	942,347	942,347	2/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		567,258	559,987	559,987	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,319,879	2,319,879	8/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		1,567,405	1,510,200	1,510,200	8/1/2024
	HumanAPI, Inc. Subtotal					5,595,512	5,332,413	5,332,413
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	909,408	909,408	9/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,805,404	1,734,677	1,734,677	12/1/2024
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,420,127	1,420,127	12/1/2025
	Minded, Inc. Subtotal					3,305,404	3,154,804	3,154,804
	Oula Health, Inc.		Senior Secured	12.0%		447,404	432,639	432,639	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		263,791	260,476	260,476	7/1/2024
	Oula Health, Inc. Subtotal					711,195	693,115	693,115
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	933,950	933,950	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,471	483,810	483,810	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,754	484,031	484,031	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		435,872	395,882	395,882	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,571	485,066	485,066	1/1/2026
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	25,788	25,391	25,391	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	37,063	37,063	37,063	6/1/2023
	Therapydia, Inc. Subtotal					1,982,519	1,911,243	1,911,243
	Tia, Inc.		Senior Secured	11.8%		1,381,621	1,294,968	1,294,968	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,034,022	2,010,535	2,010,535	9/1/2024
	Tia, Inc. Subtotal					3,415,643	3,305,503	3,305,503
	Vessel Health, Inc.		Senior Secured	12.0%		785,330	682,512	682,512	12/1/2024
	Yes Health, Inc.		Senior Secured	12.0%		989,418	971,164	971,164	6/1/2025
	Yes Health, Inc.		Senior Secured	12.0%		844,132	809,234	809,234	10/1/2024
	Yes Health, Inc. Subtotal					1,833,550	1,780,398	1,780,398
Other Healthcare Total		15.1%				$41,155,430	$39,377,657	$39,377,657

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		$1,021,559	$971,438	$971,438	*
	8i Corporation		Senior Secured	12.0%		797,316	775,777	775,777	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		930,440	884,048	884,048	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	569,646	569,646	1/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.9%		882,139	776,980	675,933	12/1/2023
	ATeam Army, Inc.		Senior Secured	12.0%		322,385	317,905	317,905	4/1/2023
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,325,795	1,325,795	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,259	1,329,075	1,329,075	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,739	1,483,739	1,483,739	4/1/2025
	Bankroll Club, LLC Subtotal					2,966,998	2,812,814	2,812,814
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	267,699	267,699	*
	BloomTech Inc.		Senior Secured	11.3%		1,805,241	1,773,413	1,773,413	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		988,393	988,393	988,393	8/1/2023
	BloomTech Inc. Subtotal					2,793,634	2,761,806	2,761,806
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,831,741	1,746,111	1,746,111	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		191,137	190,505	190,505	3/1/2023
	Bryte, Inc.		Senior Secured	10.0%		2,477,353	2,352,293	2,352,293	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		539,485	526,863	526,863	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		603,916	600,496	600,496	6/1/2023
	BW Industries, Inc. Subtotal					1,143,401	1,127,359	1,127,359
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,472,375	2,472,375	2,472,375	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,218,570	3,604,436	3,604,436	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					6,690,945	6,076,811	6,076,811
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,977,874	1,851,649	1,851,649	4/1/2025
	Content Adjacent, Inc.		Senior Secured	12.0%		361,532	361,532	361,532	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,444,640	1,414,397	1,414,397	6/1/2024
	Content Adjacent, Inc. Subtotal					1,806,172	1,775,929	1,775,929
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,542,162	3,542,162	1/1/2026
	Coterie Applications, Inc.		Senior Secured	11.0%		2,474,645	2,305,787	2,305,787	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		361,812	361,812	361,812	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		629,634	629,634	629,634	3/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		432,664	413,480	413,480	9/1/2023
	Coterie Applications, Inc.		Senior Secured	11.0%		4,951,114	4,857,598	4,857,598	1/1/2026
	Coterie Applications, Inc. Subtotal					8,849,869	8,568,311	8,568,311
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	694,466	694,466	12/1/2025
	Daybase, Inc.		Senior Secured	12.0%		814,354	766,960	766,960	9/1/2024
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,179,885	1,179,885	11/1/2025
	Daybase, Inc. Subtotal					2,064,354	1,946,845	1,946,845
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,410,162	2,410,162	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,171,646	2,171,646	10/1/2025
	EasyKnock, Inc. Subtotal					5,000,000	4,581,808	4,581,808
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,473,610	2,245,148	2,245,148	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,982	2,387,657	2,387,657	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,948,592	4,632,805	4,632,805
	Fakespot, Inc.		Senior Secured	12.0%		784,124	774,445	397,931	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		391,860	365,197	187,648	8/1/2024
	Fakespot, Inc. Subtotal					1,175,984	1,139,642	585,579
	Fanimal, Inc.		Senior Secured	11.8%		250,000	207,916	207,916	2/1/2026
	Fitplan, Inc. ** ^		Senior Secured	12.5%		633,571	557,378	557,378	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		909,370	889,641	889,641	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,642,024	2,550,605	2,550,605	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Heading Health Inc.		Senior Secured	12.5%		451,835	411,428	411,428	12/1/2024
	Higher Ground Education, Inc.		Senior Secured	12.5%		358,117	356,663	356,663	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,435,098	6,224,209	6,224,209	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,119,244	3,993,518	3,993,518	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		183,781	182,675	182,675	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		346,350	343,400	343,400	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,732	135,104	135,104	5/1/2023
	Higher Ground Education, Inc. Subtotal					11,578,322	11,235,569	11,235,569
	Hint, Inc.		Senior Secured	12.0%		7,419,439	6,147,670	6,147,670	5/1/2025
	Hint, Inc.		Senior Secured	12.0%		1,797,335	1,738,783	1,738,783	6/1/2023
	Hint, Inc. Subtotal					9,216,774	7,886,453	7,886,453
	Holo, Inc.		Senior Secured	13.5%		1,000,000	878,744	878,744	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,884,420	1,805,932	1,805,932	7/1/2024
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,815,972	2,815,972	3/1/2026
	Hyphen Technologies, Inc. Subtotal					4,884,420	4,621,904	4,621,904
	Inscopix, Inc.		Senior Secured	12.0%		4,941,351	4,859,173	4,859,173	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		465,882	446,192	446,192	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,372,271	2,372,271	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,863,511	1,728,003	1,728,003	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,149,656	1,133,175	1,133,175	6/1/2023
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,334,180	1,334,180	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		931,966	888,007	888,007	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,474,722	2,416,908	2,416,908	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,483,482	1,386,726	1,386,726	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,958,204	3,803,634	3,803,634
	Level Home, Inc.		Senior Secured	11.8%		9,605,422	9,498,701	9,498,701	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,886,399	9,446,612	9,446,612	5/1/2025
	Level Home, Inc. Subtotal					19,491,821	18,945,313	18,945,313
	Literati, Inc.		Senior Secured	11.3%		4,950,477	4,641,568	4,641,568	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,476,004	2,425,236	2,425,236	9/1/2025
	Literati, Inc. Subtotal					7,426,481	7,066,804	7,066,804
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	386,840	386,840	12/1/2025
	Luva Inc.		Senior Secured	11.3%		451,663	444,032	444,032	12/1/2024
	Luva Inc.		Senior Secured	11.3%		451,467	429,043	429,043	12/1/2024
	Luva Inc. Subtotal					903,130	873,075	873,075
	MASC Inc.		Senior Secured	12.0%		407,207	367,151	367,151	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		494,525	487,270	487,270	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		721,623	699,620	699,620	6/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		495,242	485,993	485,993	10/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		1,485,334	1,427,079	1,427,079	7/1/2025
	Mavenform, Inc. Subtotal					3,196,724	3,099,962	3,099,962
	Merlin Labs, Inc.		Senior Secured	11.0%		2,758,178	2,649,232	2,649,232	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		37,058	36,956	36,956	1/1/2023
	Merlin Labs, Inc. Subtotal					2,795,236	2,686,188	2,686,188
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		2,109,145	2,057,575	2,057,575	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		18,109,904	17,747,487	17,747,487	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		6,591,588	6,345,769	6,345,769	3/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		4,058,036	3,994,977	3,994,977	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	0	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,360,860	1,360,860	9/1/2025
	OnePointOne, Inc.		Senior Secured	12.0%		1,192,827	1,147,758	1,147,758	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,193,462	1,178,380	1,178,380	2/1/2024
	OnePointOne, Inc. Subtotal					2,386,289	2,326,138	2,326,138
	Opya, Inc.		Senior Secured	12.0%		305,321	299,542	299,542	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		246,910	244,113	244,113	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		990,063	967,247	967,247	8/1/2025
	Phase Four, Inc.		Senior Secured	11.5%		1,354,363	1,293,927	1,293,927	12/1/2024
	Phase Four, Inc. Subtotal					2,344,426	2,261,174	2,261,174
	Plant Prefab, Inc.		Senior Secured	11.0%		1,746,954	1,718,397	1,718,397	11/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		2,348,565	2,244,994	2,244,994	8/1/2024
	Plant Prefab, Inc. Subtotal					4,095,519	3,963,391	3,963,391
	PlantBaby, inc.		Senior Secured	12.0%		125,000	120,790	120,790	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,176	121,176	7/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		250,000	226,510	226,510	5/1/2025
	PlantBaby, inc. Subtotal					500,000	468,476	468,476
	Platform Science, Inc.		Senior Secured	11.5%		1,855,292	1,819,175	1,819,175	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,501,909	4,501,909	2/1/2026
	Platform Science, Inc. Subtotal					6,855,292	6,321,084	6,321,084
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,217,426	1,177,420	1,177,420	4/1/2024
	Reali Inc.		Senior Secured	12.5%		15,022,587	12,280,983	4,403,781	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	947,541	947,541	11/1/2025
	Romaine Empire, Inc.		Senior Secured	12.0%		2,965,000	2,666,532	2,666,532	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		2,307,581	2,266,674	2,266,674	9/1/2023
	Romaine Empire, Inc. Subtotal					5,272,581	4,933,206	4,933,206
	Saltbox, Inc.		Senior Secured	12.3%		141,007	139,282	139,282	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		980,351	908,245	908,245	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,853,408	1,853,408	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,881,459	8,945,739	8,945,739	9/1/2025
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,473,619	2,473,619	2,473,619	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,710,100	1,637,353	1,637,353	8/1/2023
	Sustainable Living Partners, LLC Subtotal					14,065,178	13,056,711	13,056,711
	The Farm Project, PBC.		Senior Secured	12.0%		3,728,247	3,591,696	3,591,696	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,877,737	1,722,804	1,722,804	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	129,016	129,016	12/1/2025
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,420,046	1,420,046	8/1/2025
	TomoCredit, Inc.		Senior Secured	12.5%		173,160	173,160	173,160	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		259,617	250,664	250,664	9/1/2023
	TomoCredit, Inc. Subtotal					432,777	423,824	423,824
	Umbra Lab, Inc.		Senior Secured	12.0%		3,612,993	3,535,925	3,535,925	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		3,614,309	3,526,862	3,526,862	6/1/2024
	Umbra Lab, Inc. Subtotal					7,227,302	7,062,787	7,062,787
	Veev Group, Inc.		Senior Secured	12.5%		411,719	398,545	398,545	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		18,053,684	17,534,315	17,534,315	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		1,235,417	1,228,821	1,228,821	6/1/2023
	Veev Group, Inc. Subtotal					19,700,820	19,161,681	19,161,681
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,733,187	1,339,364	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	481,420	481,420	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,236,942	1,143,332	1,143,332	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		742,270	721,122	721,122	4/1/2025
	Wellth, Inc. Subtotal					1,979,212	1,864,454	1,864,454
	Wheels Labs, Inc.		Senior Secured	18.0%		1,643,896	1,640,190	1,125,149	*
	World Wrapps II, Inc.		Senior Secured	12.0%		361,257	306,172	306,172	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		361,705	361,705	361,705	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		361,283	361,283	361,283	6/1/2024
	World Wrapps II, Inc. Subtotal					1,084,245	1,029,160	1,029,160
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	223,143	223,143	7/1/2025
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,790,905	5,790,905	1/1/2026
Other Technology Total		96.3%				$278,373,960	$261,754,108	$250,451,921

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,810,958	$1,810,958	10/1/2025
	Lassen Peak, Inc.		Senior Secured	11.0%		293,655	280,319	280,319	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,439	1,107,863	*
Security Total		1.2%				$4,292,172	$3,650,716	$3,199,140

Software
	Afero, Inc.		Senior Secured	12.3%		$1,411,812	$1,327,595	$1,327,595	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		1,979,449	1,955,737	1,955,737	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		2,277,280	2,215,598	2,215,598	11/1/2025
	Amino, Inc.		Senior Secured	11.5%		8,646,156	8,354,706	8,354,706	2/1/2025
	Amino, Inc. Subtotal					12,902,885	12,526,041	12,526,041
	BackboneAI Inc.		Senior Secured	12.3%		164,558	163,320	163,320	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		164,478	157,579	157,579	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		346,162	341,503	341,503	5/1/2024
	BackboneAI Inc. Subtotal					675,198	662,402	662,402
	Big Run Studios, Inc.		Senior Secured	11.5%		1,566,764	1,505,220	1,505,220	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		902,941	889,563	889,563	12/1/2024
	Big Run Studios, Inc. Subtotal					2,469,705	2,394,783	2,394,783
	Bizly, Inc.		Senior Secured	11.5%		346,095	312,464	312,464	4/1/2025
	Bizly, Inc.		Senior Secured	11.5%		989,742	965,290	965,290	4/1/2025
	Bizly, Inc.		Senior Secured	11.5%		296,778	292,406	292,406	4/1/2025
	Bizly, Inc. Subtotal					1,632,615	1,570,160	1,570,160
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,362,766	1,362,766	2/1/2026
	Censia Inc.		Senior Secured	11.0%		37,550	37,417	37,417	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		3,495,539	3,087,932	3,087,932	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		873,936	830,101	830,101	11/1/2024
	Chowbus, Inc. Subtotal					4,369,475	3,918,033	3,918,033
	Clarified Inc.		Senior Secured	12.0%		750,000	684,353	684,353	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,391,632	1,391,632	7/1/2026
	Eskalera, Inc.		Senior Secured	10.5%		219,285	217,705	217,705	3/1/2023
	Eskalera, Inc.		Senior Secured	12.0%		1,484,833	1,380,689	1,380,689	2/1/2026
	Eskalera, Inc. Subtotal					1,704,118	1,598,394	1,598,394
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,702	489,702	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	440,888	440,888	12/1/2025
	Form Remodel, Inc. Subtotal					1,000,000	930,590	930,590
	Grokker, Inc.		Senior Secured	11.5%		847,201	819,765	819,765	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	479,786	479,786	4/1/2026
	Grokker, Inc. Subtotal					1,347,201	1,299,551	1,299,551
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	453,673	453,673	1/1/2026
	ICX Media, Inc.		Senior Secured	18.0%		762,829	604,266	451,939	*
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	455,674	455,674	1/1/2026
	Medable, Inc.		Senior Secured	12.0%		186,004	185,441	185,441	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		371,960	367,449	367,449	2/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Medable, Inc. Subtotal					557,964	552,890	552,890
	Ocurate, Inc.		Senior Secured	11.5%		500,000	468,706	468,706	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	489,365	489,365	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	958,071	958,071
	Parkoursc, Inc.		Senior Secured	12.0%		549,400	536,926	536,926	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		562,835	557,603	557,603	9/1/2024
	Parkoursc, Inc. Subtotal					1,112,235	1,094,529	1,094,529
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		846,896	827,977	827,977	1/1/2024
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,173,177	2,101,077	2,101,077	8/1/2025
	Pixlee TurnTo, Inc. Subtotal					3,020,073	2,929,054	2,929,054
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	150,182	150,182	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,284,534	1,284,534	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	467,396	467,396	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,902,112	1,902,112
	Safe Securities Inc.		Senior Secured	11.5%		5,936,144	5,709,708	5,709,708	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		989,968	970,350	970,350	4/1/2026
	Safe Securities Inc.		Senior Secured	12.0%		93,010	91,739	91,739	2/1/2023
	Safe Securities Inc. Subtotal					7,019,122	6,771,797	6,771,797
	SF Insuretech, Inc.		Senior Secured	11.8%		2,351,547	2,268,734	2,268,734	8/1/2024
	SmartVid.io, Inc.		Senior Secured	18.0%		1,921,359	1,770,115	1,770,115	*
	Sonatus, Inc		Senior Secured	12.5%		432,768	410,753	410,753	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		56,494	56,171	56,171	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,440,973	1,433,799	1,433,799	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,929	864,664	864,664	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,936	98,340	98,340	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,764	235,365	235,365	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,383	264,622	264,622	10/1/2025
	StayTuned Digital, Inc. Subtotal					2,938,985	2,896,790	2,896,790
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,994,677	1,927,567	1,927,567	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		3,610,730	3,234,120	3,234,120	10/1/2024
	Swiftly Systems, Inc. Subtotal					5,605,407	5,161,687	5,161,687
	Swivel, Inc.		Senior Secured	12.0%		8,748	8,747	8,747	10/1/2022
	Terragon, Inc. ** ^		Senior Secured	12.0%		345,923	283,585	283,585	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	710,385	710,385	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		336,131	316,192	267,499	1/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,553	800,742	800,742	5/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		866,153	843,978	843,978	10/1/2025
	UCM Digital Health, Inc. Subtotal					1,731,706	1,644,720	1,644,720
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,250,917	1,250,917	6/1/2026
	WorkRails, Inc.		Senior Secured	12.0%		360,264	339,519	339,519	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,645	121,505	121,505	3/1/2025
	WorkRails, Inc. Subtotal					483,909	461,024	461,024
	Workspot, Inc.		Senior Secured	12.0%		28,468	28,423	28,423	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		1,495,555	1,460,176	1,460,176	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		628,694	609,714	609,714	3/1/2024
	Workspot, Inc. Subtotal					2,152,717	2,098,313	2,098,313
Software Total		24.8%				$68,263,476	$64,763,916	$64,562,896

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$5,776,750	$5,415,727	$5,415,727	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,863,673	1,795,967	1,795,967	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,876	905,339	905,339	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,476,026	2,391,342	2,391,342	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,078	2,322,967	2,322,967	4/1/2025

Industry	Borrower	Percent of Net Assets (a)		Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	iLearningEngines Inc. Subtotal						14,701,403	12,831,342	12,831,342
	Klar Holdings Limited ** ^			Senior Secured	11.8%		4,949,566	4,601,822	4,601,822	8/1/2025
	Klar Holdings Limited ** ^			Senior Secured	12.0%	3.0%	1,996,639	1,969,166	1,969,166	8/1/2024
	Klar Holdings Limited ** ^			Senior Secured	12.5%		9,539	9,403	9,403	10/1/2022
	Klar Holdings Limited ** ^			Senior Secured	14.2%	4.0%	99,285	97,330	97,330	7/1/2023
	Klar Holdings Limited ** ^			Senior Secured	12.0%		1,807,090	1,729,610	1,729,610	6/1/2024
	Klar Holdings Limited Subtotal ** ^						8,862,119	8,407,331	8,407,331
	Liftit, Inc. ** ^			Senior Secured	12.0%		18,974	18,952	18,952	10/1/2022
	Loansnap Holdings Inc. **			Senior Secured	10.3%		3,606,317	3,443,312	2,609,735	2/1/2025
	Loansnap Holdings Inc. **			Senior Secured	11.0%		307,076	304,307	230,639	12/1/2022
	Loansnap Holdings Inc. Subtotal **						3,913,393	3,747,619	2,840,374
	Zanbato, Inc.			Senior Secured	11.0%		1,500,453	1,481,356	1,481,356	9/1/2023
Technology Services Total		9.9%					$28,996,342	$26,486,600	$25,579,355

Wireless
	AirVine Scientific, Inc.			Senior Secured	10.8%		$450,349	$432,944	$432,944	6/1/2024
	AirVine Scientific, Inc.			Senior Secured	10.8%		450,576	443,043	443,043	6/1/2024
	AirVine Scientific, Inc. Subtotal						900,925	875,987	875,987
	Juvo Mobile, Inc. **			Senior Secured	12.0%		1,500,000	1,387,006	1,387,006	7/1/2026
	MeshPlusPlus, Inc.			Senior Secured	12.5%		180,970	177,918	177,918	6/1/2024
	MeshPlusPlus, Inc.			Senior Secured	12.5%		472,393	451,602	451,602	3/1/2024
	MeshPlusPlus, Inc. Subtotal						653,363	629,520	629,520
Wireless Total		1.1%					$3,054,288	$2,892,513	$2,892,513
	Grand Total	186.4%	0				$546,102,721	$511,863,593	$484,854,427
* As of September 30, 2022, loans with a cost basis of $40.0 million and a fair value of $15.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of September 30, 2022, 14.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of September 30, 2022, all loans were made to non-affiliates.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF SEPTEMBER 30, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,222,186	$—	$4,222,186

Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,496,046	—	3,496,046

Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,695,120	—	2,695,120

Total				$227,000,000	$10,413,352	$—	$10,413,352

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$255,356	$—	$255,356

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	377,254	—	377,254

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	329,992	—	329,992

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	(130,697)	—	(130,697)

Total				$247,000,000	$831,905	$—	$831,905
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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2022, the Fund held 15,900,887 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 2.73%, which represented 6.11% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 6,939,126 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 3.01% of the net assets of the Fund.
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

    As of September 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $484.9 million and $484.0 million, respectively, (or 93.3% and 96.6% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
    As of September 30, 2022 and December 31, 2021, loans with a cost basis of $40.0 million and $27.1 million and a fair value of $15.9 million and $9.6 million, respectively were classified as non-accrual.

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
    The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

3. FAIR VALUE DISCLOSURES
    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2022 and December 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans.

	For the three months ended		For the nine months ended
Performing Loans	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-Average Interest Rate - Cash	12.35%	20.66%	13.03%	16.77%
Weighted Average Interest Rate - Non-Cash	3.40%	9.02%	3.58%	6.34%
Weighted-Average Interest Rate	15.75%	29.68%	16.61%	23.11%

	For the three months ended		For the nine months ended
All Loans	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted-Average Interest Rate - Cash	12.02%	20.11%	13.10%	16.53%
Weighted Average Interest Rate - Non-Cash	3.31%	8.79%	3.50%	6.17%
Weighted-Average Interest Rate	15.33%	28.90%	16.60%	22.70%

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

    All loans as of September 30, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $89.1 million and $97.9 million, respectively.

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

    There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2022 and 2021.

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

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$17,151,046	Hypothetical market analysis	Hypothetical market coupon rate	13% - 17%	15%
Computers & Storage	23,511,295	Hypothetical market analysis	Hypothetical market coupon rate	14 - 16%	14%
Enterprise Networking	3,549,307	Asset Recovery	Probability weighting of alternative outcomes	10% - 40%*
Internet	44,181,396	Hypothetical market analysis	Hypothetical market coupon rate	14% - 40%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%^
Medical Devices	10,397,901	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	18%
		Asset Recovery	Probability weighting of alternative outcomes	50%*

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Other Healthcare	39,377,657	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
Other Technology	250,451,921	Hypothetical market analysis	Hypothetical market coupon rate	13% - 54%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	3,199,140	Hypothetical market analysis	Hypothetical market coupon rate	16%	16%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	64,562,896	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 90%^
Technology Services	25,579,355	Hypothetical market analysis	Hypothetical market coupon rate	13% - 24%	19%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 40%*
Wireless	2,892,513	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%
Total Loan Investments	$484,854,427
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$15,817,093	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	24,062,710	Hypothetical market analysis	Hypothetical market coupon rate	*	14%
Enterprise Networking	4,311,087	Asset Recovery	Probability weighting of alternative outcomes	10% - 20%*
Internet	46,160,725	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Medical Devices	17,834,282	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 65%
Other Healthcare	42,002,872	Hypothetical market analysis	Hypothetical market coupon rate	14% - 24%	16%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 80%*
Other Technology	236,458,989	Hypothetical market analysis	Hypothetical market coupon rate	12% - 46%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	2,390,705	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	18%
Software	56,598,962	Hypothetical market analysis	Hypothetical market coupon rate	12% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 40%*

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Technology Services	27,739,468	Hypothetical market analysis	Hypothetical market coupon rate	13% - 26%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50%*
Wireless	10,670,751	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	14%

Total Loan Investments	$484,047,644
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis:

As of September 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,854,427	$484,854,427
Derivative assets	—	10,413,352	—	10,413,352
Cash equivalents	15,900,887	—	—	15,900,887
Total	$15,900,887	$10,413,352	$484,854,427	$511,168,666

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$253,500,000	$—	$253,500,000
Total	$—	$253,500,000	$—	$253,500,000

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,047,644	$484,047,644
Derivative assets	—	962,602	—	962,602
Cash equivalents	6,939,126	—	—	6,939,126
Total	$6,939,126	$962,602	$484,047,644	$491,949,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$263,000,000	$—	$263,000,000
Derivative liability	—	130,697	—	130,697
Total	$—	$263,130,697	$—	$263,130,697

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Loans	Warrants	Loans	Warrants	Stocks	Other
Beginning balance	$485,662,620	$—	$484,047,644	$—	$—	$—
Acquisitions and originations	52,619,146	3,338,173	160,094,146	11,383,947	2,090,759	100
Principal payments on loans, net of accretion	(42,561,268)	—	(145,743,735)	—	—	—
Proceeds from sale of loan	—	—	(1,800,000)	—	—	—
Distributions to shareholder	—	(3,338,173)	—	(11,383,947)	(2,090,759)	(100)
Net realized loss from loans	(18,209)	—	(2,596,040)		—	—
Net change in unrealized loss from loans	(10,847,862)	—	(9,147,588)	—	—	—
Ending balance	$484,854,427	$—	$484,854,427	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2022	$(10,847,862)	$—	$(11,994,714)	$—	$—	$—

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	Loans	Warrants	Stocks	Loans	Warrants	Stocks
Beginning balance	$408,049,077	$—	$—	$310,522,149	$—	$—
Acquisitions and originations	144,865,000	14,279,851	225,000	313,790,000	28,738,101	1,846,658
Principal payments on loans, net of accretion	(81,839,821)	—	—	(153,438,378)	—	—
Distributions to shareholder	—	(14,279,851)	(225,000)	—	(28,738,101)	(1,846,658)
Net realized loss from loans	—	—	—	(119,127)	—	—
Net change in unrealized loss from loans	(2,547,792)	—	—	(2,228,180)	—	—
Ending balance	$468,526,464	$—	$—	$468,526,464	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2021	$(2,547,792)	$—	$—	$(2,476,191)	$—	$—

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

5.    CAPITAL STOCK

    As of both September 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2022 and December 31, 2021, was $460.0 million. Total contributed capital to the Company as of September 30, 2022 and December 31, 2021 was $446.2 million and $388.7 million, respectively, of which $394.1 million and $345.6 million were contributed to the Fund, respectively.

    The chart below shows the distributions of the Fund for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

Cash distributions	$51,500,000	$33,800,000
Distributions of equity securities	13,474,806	30,584,758
Total distributions to shareholder	$64,974,806	$64,384,758

    Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.
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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of September 30, 2022 and December 31, 2021, the Fund’s asset coverage for borrowings was 202% and 187%, respectively.

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
    On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). An additional $50 million was potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.
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
    Borrowings of the Fund are collateralized by all of the assets of the Fund and the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of September 30, 2022, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
    The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2022 and December 31, 2021, $253.5 million and $263.0 million, respectively, was outstanding under the facility.
As of September 30, 2022, the SOFR rate was as follows:

Overnight	2.9800%
Daily Simple SOFR	2.9900%
30-day Average SOFR	2.4690%
90-day Average SOFR	2.1319%
    Bank fees and other costs of $4.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2022 and December 31, 2021, the remaining unamortized fees and costs of $1.6 million and $2.0 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

    The following is the summary of the outstanding facility draws as of September 30, 2022:

	Amount	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$253,500,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$253,500,000
(a)Inclusive of 2.60% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

    The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate(a)
LIBOR Market Index Rate Loan	$263,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$263,000,000
(a)Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
7.    MANAGEMENT FEE
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager initially received a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of 1.575% of the Company’s committed equity capital (regardless of when or if the capital was called). The Management Fee percentage is 1.250% as of September 30, 2022, based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
Management fees of $1.4 million and $4.9 million were recognized as expenses for the three and nine months ended September 30, 2022, respectively. Management fees of $1.7 million and $5.3 million were recognized as expenses for the three and nine months ended September 30, 2021, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of September 30, 2022 and December 31, 2021.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate collar	$10,413,352	$962,602	$—	$130,697
    The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended September 30		For the Nine Months Ended September 30
Derivative Instruments	Condensed Statements of Operation Caption	2022	2021	2022	2021
Interest rate collar	Net change in unrealized gain from derivative instruments	$3,575,680	$7,212	$9,581,447	$94,124
	Net realized gain (loss) from derivative instruments	$243,988	$(37,495)	$961,571	$(68,161)
Interest rate swap and floor	Net change in unrealized gain from derivative instruments	$—	$313,112	$—	$919,050
	Net realized loss from derivative instruments	$—	$(318,533)	$—	$(938,952)

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,413,352	—	—	—	10,413,352
Total	$10,413,352	$—	$—	$—	$10,413,352

	As of December 31, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$255,356	$—	$—	$—	$255,356
Zions Bancorporation, N.A.	707,246	(130,697)	—	—	576,549
Total	$962,602	$(130,697)	$—	$—	$831,905

	As of December 31, 2021
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(130,697)	$130,697	$—	$—	$—
Total	$(130,697)	$130,697	$—	$—	$—
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount due from the Fund to the counterparty. There were no derivative liabilities as of September 30, 2022.
9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021:

Asset	As of September 30, 2022
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$511,863,593	$—	$(27,009,166)	$(27,009,166)
Derivative assets	—	10,413,352	—	10,413,352
Total	$511,863,593	$10,413,352	$(27,009,166)	$(16,595,814)

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,909,222	$—	$(17,861,578)	$(17,861,578)
Derivative assets	—	962,602	—	962,602
Total	$501,909,222	$962,602	$(17,861,578)	$(16,898,976)

	As of December 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(130,697)	$(130,697)
Total	$—	$—	$(130,697)	$(130,697)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS

As of September 30, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $89.1 million and $97.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2022	Expiration Date
Ainsly, Inc.	Internet	$200,000	10/31/2022
Airspeed, Inc.	Other Technology	625,000	03/31/2023
Amino, Inc.	Software	6,700,000	12/31/2022
Axiado Corporation	Security	2,000,000	10/31/2022
Azumo, Inc.	Other Technology	1,000,000	03/31/2023
BlueCart, Inc.	Software	500,000	04/30/2023
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Canopy Technology Corp.	Software	2,500,000	02/28/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Common Sun, Inc	Software	500,000	01/31/2023
Copia Global Inc.	Other Technology	3,750,000	12/31/2022
Creoate Limited	Other Technology	750,000	03/31/2023
EasyKnock, Inc.	Other Technology	5,000,000	01/31/2023
Fanimal, Inc.	Other Technology	1,000,000	12/31/2023
Form Remodel, Inc.	Software	1,000,000	01/31/2023
HaystacksAI, Inc.	Software	500,000	03/31/2023
Holo, Inc.	Other Technology	500,000	01/15/2023
Journey Builders, Inc.	Software	500,000	12/31/2022
Julie Products Inc.	Other Healthcare	750,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/2023
Klar Holdings Limited	Technology Services	5,000,000	12/31/2022
Literati, Inc.	Other Technology	2,500,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023
Platform Science, Inc.	Other Technology	10,000,000	09/30/2023
Quartzy, Inc.	Biotechnology	1,250,000	11/15/2022
RenoFi, Inc.	Internet	3,000,000	10/31/2022
Rise Gardens, Inc.	Other Technology	500,000	02/28/2023
Romaine Empire, Inc.	Other Technology	6,000,000	04/30/2023
StayTuned Digital, Inc.	Software	1,969,586	12/31/2022
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
TheSquareFoot, Inc.	Other Technology	1,500,000	03/31/2023
Vesta Housing, Inc.	Software	1,375,000	11/30/2022
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Zeno Technologies, Inc.	Other Technology	250,000	10/31/2022
Zimeno Inc.	Other Technology	6,250,000	01/29/2023
Total		$89,119,586

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	11,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Invert Robotics Group, Ltd.	Other Technology	1,000,000	01/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Lassen Peak, Inc.	Security	375,000	01/31/2022
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
Luva Inc.	Other Technology	500,000	02/28/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
RenoFi, Inc.	Internet	6,000,000	10/31/2022
Safe Securities Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
StayTuned Digital, Inc.	Software	3,213,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	1,000,000	04/30/2022
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$97,948,732
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2022 and 2021.

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

    The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021 (a)	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021 (a)

Total return**	2.69%	10.52%	20.95%	26.34%

Per share amounts:
Net asset value, beginning of period	$2,548.90	$2,331.77	$2,301.94	$1,833.27
Net investment income	136.21	279.39	476.09	539.27
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(70.46)	(25.83)	(12.01)	(23.42)
Net increase in net assets resulting from operations	65.75	253.56	464.08	515.85
Distributions of income to shareholder	(185.18)	(275.83)	(459.75)	(528.00)
Return of capital to shareholder	(113.20)	130.78	(190.00)	(115.84)
Contributions from shareholder	285.00	275.00	485.00	1,010.00

Net asset value, end of period	$2,601.27	$2,715.28	$2,601.27	$2,715.28
Net assets, end of period	$260,127,164	$271,527,518	$260,127,164	$271,527,518

Ratios to average net assets:
Expenses*	8.30%	5.89%	7.64%	6.77%
Net investment income*	22.12%	44.80%	26.38%	33.63%
Portfolio turn-over rate	—%	—%	0.37%	—%
Average debt outstanding	$261,875,000	$227,000,000	$269,550,000	$193,540,000

*Annualized
**Total return amounts presented above are not annualized.
(a) Certain prior period information has been disclosed to conform to current presentation.

12.     SUBSEQUENT EVENTS

On October 13, 2022, the Fund entered into a new investment management agreement (the “New Agreement”), by and between the Fund and the Manager, that replaced the current investment management agreement entered into between the Fund and the Manager (the “Current Agreement”).

The Fund entered into the New Agreement in connection with the sale of all the issued and outstanding membership interests of the Manager to P10 Intermediate Holdings LLC, a Delaware limited liability company on October 13, 2022 (the “Transaction”). The closing of the Transaction constituted a change of control of the Manager which caused the Current Agreement to terminate. The terms of the New Agreement are the same as those of the Current Agreement, including the same fee rates, except for the new commencement date of October 13, 2022 and renewal dates, annual continuance approval by the Board, beginning October 13, 2024.

The Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

    The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also serves as manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests.  Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. Effective March 31, 2020, Fund VIII was no longer permitted to enter new commitments to borrowers; however, Fund VIII was permitted to fund existing commitments in which the Fund might also be invested. Fund VIII's last commitment expired on September 30, 2021. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both domestically and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2022 and 2021
Analysis of Interest Income
Total investment income for the three months ended September 30, 2022 and 2021 was $18.7 million and $31.6 million, respectively. Total investment income for the nine months ended September 30, 2022 and 2021 was $61.4 million and $64.8 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$473,732,886	$18,651,467	12.35%	3.40%	$424,497,151	$31,494,140	20.66%	9.02%
All Loans	$486,660,170	$18,651,467	12.02%	3.31%	$435,936,342	$31,494,140	20.11%	8.79%

Interest income for both performing loans and all loans decreased by $12.8 million or 41% for the three months ended September 30, 2022 compared to the same period in 2021. The decrease is primarily due to decreased interest income from early loan payoffs. The average outstanding balance for performing loans and all loans increased by $49.2 million and $50.7 million, or 12% and 12%, respectively, for the three months ended September 30, 2022 compared to the same period in 2021.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$480,994,754	$59,909,938	13.03%	3.58%	$369,529,528	$64,046,539	16.77%	6.34%
All Loans	$491,287,893	$61,164,444	13.10%	3.50%	$379,686,884	$64,636,492	16.53%	6.17%
Interest income for performing and all loans decreased by $4.1 million and $3.5 million, or 6% and 5%, respectively, for the nine months ended September 30, 2022 compared to the same period in 2021. The decrease is primarily due to the lower weighted average interest rate. The average outstanding balance for performing and all loans increased by $111.5 million and $111.6 million, or 30% and 29%, respectively, for the nine months ended September 30, 2022 compared to the same period in 2021.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$261,875,000	$3,447,073	5.27%	$227,000,000	$1,704,395	3.00%
    Interest expense increased by $1.7 million, or 102%, for the three months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding and higher weighted average interest rate.
The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$269,550,000	$8,232,095	4.07%	$193,540,000	$4,455,120	3.07%
Interest expense increased by $3.8 million or 85%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding and higher weighted average interest rate.

Analysis of Operating Expense
The following table shows the components of operating expense for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2022	2021	Change ($)	2022	2021	Change ($)
Management fees	$1,437,500	$1,725,000	$(287,500)	$4,887,500	$5,347,500	$(460,000)
Banking and professional fees	$118,991	$181,025	$(62,034)	$511,484	$923,633	$(412,149)
Other operating expenses	$106,273	$60,682	$45,591	$162,339	$121,552	$40,787
Total Operating Expense	$1,662,764	$1,966,707	$(303,943)	$5,561,323	$6,392,685	$(831,362)
Management fees decreased by $0.3 million and $0.5 million, or 17% and 9%, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. For the period from January 1, 2022 through June 30, 2022, management fees were calculated at 1.500% of the Company's committed capital and for the period July 1, 2022 through September 30, 2022 management fees were calculated at 1.2500%. For the period from January 1, 2021 through June 30, 2021, management fees were calculated at 1.575% of the Company's committed capital and for the period July 1, 2021 through September 30, 2021 management fees were calculated at 1.500%. The management fee rates were based on the schedule of annual percentages as described in the investment management agreement between the Fund and the Manager.
Banking and professional fees decreased by $0.1 million and $0.4 million, or 34% and 45%, respectively, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. Decrease in banking and professional fees were primarily due to lower legal fees associated with the documentation of loans.

    Other operating expenses did not materially increase for the three and nine months ended September 30, 2022 compared to the same periods in 2021. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2022 and 2021 totaled $0.3 million and $0.7 million, respectively. Non-recurring fees for the nine months ended September 30, 2022 and 2021 totaled $1.0 million and $1.6 million, respectively.

Net investment income for the three months ended September 30, 2022 and 2021 was $13.6 million and $27.9 million, respectively. Net investment income for the nine months ended September 30, 2022 and 2021 was $47.6 million and $53.9 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was less than $0.1 million and zero for the three months ended September 30, 2022 and 2021, respectively. Net realized loss from loans was $2.6 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. Realized losses consisted of loans that were written off.

    Net realized gain (loss) from derivative instruments was $0.2 million and $(0.4) million for the three months ended September 30, 2022 and 2021, respectively. Net realized gain (loss) from derivative instruments was $1.0 million and $(1.0) million for the nine months ended September 30, 2022 and 2021, respectively. The reason for the gain during the period ended September 30, 2022 was due to the termination of a collar contract with MUFG

Union Bank N.A. and interest received on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized losses were interest paid by the Fund on the derivative instruments when the floor rates of the interest rate collars or the fixed rates of the interest rate swaps and floors were higher than the floating rate.

Net change in unrealized loss from loans was $10.8 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively. Net change in unrealized loss from loans was $9.1 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

    Net change in unrealized gain from derivative instruments was $3.6 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. Net change in unrealized gain from derivative instruments was $9.6 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

    Net increase in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was $6.6 million and $25.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was $65.75 and $253.56, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2022 and 2021 was $46.4 million and $51.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2022 and 2021 was $464.08 and $515.85, respectively.

Liquidity and Capital Resources – September 30, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $394.1 million and $345.6 million as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $460.0 million, of which $446.2 million and $388.7 million had been called and received, respectively. As of September 30, 2022, $13.8 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the investment period by two calendar quarters, causing the date for which the full amount of the remaining uncalled capital can be drawn to be extended to December 31, 2023. The Company has made $129.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

    The change in cash for the nine months ended September 30, 2022 and 2021 was as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
Net cash provided by (used in) operating activities	$20,876,961	$(137,314,366)
Net cash provided by (used in) financing activities	(11,915,200)	186,375,637
Net increase in cash and cash equivalents	$8,961,761	$49,061,271

    As of September 30, 2022 and December 31, 2021, 6.11% and 3.01%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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
Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate) The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2022, $253.5 million was outstanding under the facility.

     For the nine months ended September 30, 2022 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $160.1 million for the nine months ended September 30, 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $0.9 million for the same period. Unexpired unfunded commitments totaled $89.1 million as of September 30, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2022	$982.3 million	$497.4 million	$484.9 million	$89.1 million
December 31, 2021	$822.2 million	$338.2 million	$484.0 million	$97.9 million

The unexpired unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021 are detailed in Note 10 to the financial statements included in this filing.

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

    As of September 30, 2022, the Fund had a cash balance of $15.9 million and approximately $238.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $13.8 million and recallable capital of $129.0 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

    On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2022, the Fund’s asset coverage ratio was 202%.

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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2022, the outstanding debt balance was $253.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 2.99%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.47% on $227.0 million of the notional principal amount with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(79,504)	$(1,135,000)	$1,267,500	$52,996
1%	$159,009	$2,270,000	$(2,535,000)	$(105,991)
2%	$318,018	$4,540,000	$(5,070,000)	$(211,982)
3%	$477,027	$6,810,000	$(7,605,000)	$(317,973)
4%	$636,035	$9,080,000	$(10,140,000)	$(423,965)
5%	$795,044	$11,350,000	$(12,675,000)	$(529,956)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.1
Investment Management Agreement, dated October 13, 2022, by and between the Fund and Westech Investment Advisors LLC, incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 14, 2022	Date:	November 14, 2022