Form 10-K
period 2022-12-31
Venture Lending & Leasing IX, Inc.
filed 2023-03-15
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2023, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 17, 2023	III

PART I.

ITEM 1.    BUSINESS

Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in June 2017. The Fund has elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2022, the percentage of non-qualifying investments in the Fund was 14.8%.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2022, the Fund made Special Situation Financings of about 1.4% of total commitments.
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
The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after June 30, 2022, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2022, the end of the Fund’s investment period. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	58	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar has served as a Director of the Fund since 2017 and is also a member of the Board of Directors, and Chairman, of Venture Lending & Leasing VIII, Inc. (“Fund VIII”). Mr. Werdegar is Chairman of WTI Fund X, Inc. (“Fund X”).
David R. Wanek, President and Chief Executive Officer	50	Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek is the President and CEO of Fund VIII and Fund X. Mr. Wanek is also a member of the Board of Directors of Fund X.

Name and Position with Fund	Age	Occupation During Past Five Years
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function.
Rodolfo Ruano, Vice President and Assistant Secretary	55	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011.
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
Illiquid and Long-Term Investment. After December 31, 2022, the Fund ceased making any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Amended and Restated Articles of Incorporation provide that, on December 31, 2028, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2028, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $400.0 million and the outstanding balance under the facility as of December 31, 2022 was $244.5 million.
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs would be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.
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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020, an event commonly referred to as “Brexit.”

The UK and the EU have entered into a trade and cooperation agreement (the “Trade Agreement”) governing certain aspects of their relationship. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit.

Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Trade Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as hurricanes, floods and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus ("COVID-19"). The COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2022, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. Additionally, these Companies typically retain their cash for operations within one or more bank accounts. These accounts may hold cash in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) limit of $250,000. As a result, they are subject to concentration risk and liquidity risk associated with the underlying custodial banks with whom their deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the company’s ability to meet its financial obligations required for operations. This could affect the Fund’s ability to be paid back on its outstanding commitments and result in a reduction to capital available to borrow within the Fund's underlying credit facilities. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
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

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and has signaled an intent to continue raising rates in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

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
Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly in light of Federal Reserve actions in response to inflation In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the response to the outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
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

Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. In accordance with Rule 2a-5 under the 1940 Act, the Manager has been designated as the valuation designee within the meaning of the rule. The rule requires the Manager to periodically assess any material risks associated with the determination of the fair value of the Fund’s assets (“valuation risks”), including material conflicts of interest, and managing those identified valuation risks. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.
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
The number of holders of record of the Fund’s common stock at March 15, 2023 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2022, the Fund had distributed $290.9 million to date to its sole shareholder, of which $200 million was in cash.

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

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period which has been extended by two calendar quarters through December 31, 2022. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company.

COVID-19, the Ukraine War and the Impact of Worldwide Inflation on Results of Operations and Liquidity & Capital Resources

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events to the Fund's liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the underlying business and its ability to maintain operations in the current economic environment.

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

Results of Operations – For the Years Ended December 31, 2022, 2021 and 2020
For the most recent discussion on the results of operations for the year ending December 31, 2020, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 14, 2022.
Analysis of Interest Income
Total investment income for the years ended December 31, 2022, and 2021 was $84.0 million and $86.0 million, respectively, which primarily consisted of interest on venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash. Decrease in interest income on venture loans outstanding is a reflection of the decreased weighted-average interest rate on the loans.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
The following table shows the average outstanding balance, interest income and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$478,831,623	$80,313,480	13.21%	3.57%	$393,012,888	$84,965,060	15.76%	5.86%
All Loans	$490,007,676	$82,096,477	13.27%	3.48%	$403,313,700	$85,555,014	15.50%	5.71%
Interest income for performing and all loans decreased by $4.7 million and $3.5 million, or 5.5% and 4.0%, respectively, for the year ended December 31, 2022 compared to the same period in 2021. The decrease is primarily due to the lower weighted average interest rate.

The average outstanding balance for performing and all loans increased by $85.8 million and $86.7 million, or 21.8% and 21.5%, respectively, for the year ended December 31, 2022 compared to the same period in 2021.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the year ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$264,153,846	$12,449,209	4.71%	$206,569,231	$6,333,348	3.07%
Interest expense increased by $6.1 million, or 96.6%, for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to higher average debt outstanding and higher weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the year ended December 31, 2022 and 2021.

Operating Expense	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	Change ($)
Management fees	$6,325,000	$7,072,500	$(747,500)
Banking and professional fees	$605,195	$1,395,114	$(789,919)
Other operating expenses	$189,809	$214,396	$(24,587)
Total Operating Expense	$7,120,004	$8,682,010	$(1,562,006)
For the period from January 1, 2021 through June 30, 2021, management fees were calculated at 1.575% of the Company's committed capital. For the period from July 1, 2021 through December 31, 2021, management fees were calculated at 1.500% of the Company's committed capital. Management fees were calculated at 1.500% of the Company's committed capital from January 1, 2022 through June 30, 2022. For the period from July 1, 2022 through December 31, 2022, management fees were calculated at 1.250% of the Company's committed capital.
Banking and professional fees were comprised of legal, audit, banking and other professional fees. The decrease of $0.8 million or 56.6% was primarily due to decreased legal fees associated with non-performing loans.
Other operating expense included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2022 and 2021 totaled $2.8 million and $1.9 million, respectively.

Net investment income for the years ended December 31, 2022 and 2021 was $64.4 million and $71.0 million, respectively.
Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans for the years ended December 31, 2022 and 2021 was $3.4 million and $0.1 million, respectively. This is due to losses incurred from written-off loans.

Net realized gain (loss) from derivative instruments for the years ended December 31, 2022 and 2021 was $1.9 million and $(1.3) million, respectively. The reason for the gain during the year ended December 31, 2022 was due to the termination of an interest collar contract with MUFG Union Bank N.A. and interest received on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized losses were the result of interest being paid by the Fund on the derivative instruments when the floor rates of the interest rate collars or fixed rates of the interest rate swaps (and floor agreements) were higher than the floating rate.

Net change in unrealized loss from loans for the years ended December 31, 2022 and 2021 was $14.4 million and $5.4 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to loans and the reversal of fair value adjustments previously taken against loans paid off and written off.

Net change in unrealized gain from derivative instruments for the years ended December 31, 2022 and 2021 was $9.8 million and $2.1 million, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.
Net increase in net assets resulting from operations for the years ended December 31, 2022 and 2021 was $58.4 million and $66.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the same periods was $583.68 and $661.96, respectively.
Liquidity and Capital Resources -- December 31, 2022 and 2021
For the most recent discussion on the liquidity and capital resources for the year ending December 31, 2020, refer to the management discussion and analysis on the annual report, Form 10-K, filed on March 14, 2022.
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $407.1 million and $345.6 million as of December 31, 2022 and 2021, respectively. As of both December 31, 2022 and 2021, the Company had subscriptions for capital in the amount of $460.0 million, of which $460.0 million and $388.7 million had been called and received, as of December 31, 2022 and 2021, respectively. The Company has made $137.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.
The change in cash held by the Fund for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net cash provided by (used in) operating activities	$18,120,417	$(141,592,182)
Net cash provided by (used in) financing activities	(17,984,886)	136,034,065
Net increase (decrease) in cash and cash equivalents	$135,531	$(5,558,117)
As of December 31, 2022 and 2021, 2.64% and 3.01%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.
On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350.0 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400,000,000, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.

Borrowings of the Fund are collateralized by all of the assets of the Fund and the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2022, $244.5 million was outstanding under the facility.

For the year ended December 31, 2022 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $236.1 million and $358.8 million for the years ended December 31, 2022 and 2021, respectively. Net loan amounts outstanding after amortization and valuation adjustments increased by $5.7 million for the year ended December 31, 2022 compared to the same period in 2021. Unexpired unfunded commitments totaled $68.1 million and $97.9 million as of December 31, 2022 and 2021, respectively.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2022	$1,058.3 million	$568.6 million	$489.7 million	$68.1 million
December 31, 2021	$822.2 million	$338.2 million	$484.0 million	$97.9 million
The unexpired unfunded commitments by portfolio company as of December 31, 2022 and 2021 are detailed in Note 10 to the financial statements included in this filing.
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

As of December 31, 2022, the Fund had a cash balance of $7.1 million and approximately $239.5 million in scheduled loan receivable payments over the next year. Additionally, the Fund has access to recallable capital of $137.8 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2022 and 2021, the Fund's asset coverage ratio was 209% and 187%, respectively.
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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2022, the outstanding debt balance was $244.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.3%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.47% on $227.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(35,373)	$(1,135,000)	$1,222,500	$52,127
1%	$70,747	$2,270,000	$(2,445,000)	$(104,253)
2%	$141,493	$4,540,000	$(4,890,000)	$(208,507)
3%	$212,240	$6,810,000	$(7,335,000)	$(312,760)
4%	$282,986	$9,080,000	$(9,780,000)	$(417,014)
5%	$353,733	$11,350,000	$(12,225,000)	$(521,267)
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm issued by Deloitte and Touche LLP (PCAOB ID No. 34), are included elsewhere in this Annual Report on Form 10-K.

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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Effective October 13, 2022, the Board of Directors of the Fund accepted the resignation of David Wanek to comply with the requirements of Rule 15(f) under the 1940 Act, following the closing of the acquisition by P10 Intermediate Holdings, LLC of all of the issued and outstanding equity interests in the Manager. Mr. Wanek’s decision to resign from the Board of Directors of the Fund was not a result of any dispute or disagreement with the Fund on any matter relating to its operations, policies or practices.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 17, 2023 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund's Proxy Statement under the caption: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2022 and 2021
Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Statements of Changes in Net Assets for the years ended December 31, 2022, 2021 and 2020
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Schedules of Investments as of December 31, 2022 and 2021
Schedules of Derivative Instruments as of December 31, 2022 and 2021
Notes to Financial Statements
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

10.2
Global Custody Agreement dated July 27, 2015, between the Fund and MUFG Union Bank, N.A., as supplemented by Schedule I attached thereto, dated April 26, 2021, incorporated by reference to Exhibit 10.1 to the Fund’s 10-K filed with the Securities and Exchange Commission on March 14, 2022.

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2023		Date:	March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 15, 2023
Maurice C. Werdegar

By:	/S/ Robert Hutter	Director	March 15, 2023
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 15, 2023
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 15, 2023
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2022, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Fund has nonmarketable investments in loans of $489.7 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of credit deterioration subsequent to the initial funding date. The valuation of these loans had an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:

•We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.

•We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2023
San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS:
Loans, at estimated fair value
(cost of $521,905,950 and $501,909,222)	$489,691,665	$484,047,644
Derivative assets	10,644,351	962,602
Cash and cash equivalents	7,074,657	6,939,126
Dividend and interest receivables	6,374,578	6,872,798
Other assets	3,411,846	2,110,405
Total assets	517,197,097	500,932,575

LIABILITIES:
Borrowings under debt facility	244,500,000	263,000,000
Accrued management fees	1,437,500	1,725,000
Derivative liability	—	130,697
Accounts payable and other accrued liabilities	3,047,302	5,883,327
Total liabilities	248,984,802	270,739,024

NET ASSETS:	$268,212,295	$230,193,551

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$345,625,000
Cumulative return of capital distributions	(116,194,481)	(97,253,486)
Total distributable losses	(22,718,224)	(18,177,963)
Net assets (equivalent to $2,682.12 and $2,301.94 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$268,212,295	$230,193,551

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$68,075,000	$97,948,732

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2022, 2021 and 2020

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
INVESTMENT INCOME:
Interest on loans	$82,096,477	$85,555,014	$45,711,386
Other interest and other income	1,876,106	410,493	514,174
Total investment income	83,972,583	85,965,507	46,225,560

EXPENSES:
Management fees	6,325,000	7,072,500	7,302,500
Interest expense	12,449,209	6,333,348	4,233,746
Banking and professional fees	605,195	1,395,114	600,593
Other operating expenses	189,809	214,396	175,284
Total expenses	19,569,213	15,015,358	12,312,123
Net investment income	64,403,370	70,950,149	33,913,437

Net realized loss from loans	(3,387,060)	(119,127)	(27,819)
Net realized gain (loss) from derivative instruments	1,891,885	(1,348,685)	(960,747)
Net change in unrealized loss from loans	(14,352,707)	(5,372,700)	(11,584,945)
Net change in unrealized gain (loss) from derivative instruments	9,812,446	2,086,119	(428,640)
Net realized and change in unrealized loss from loans and derivative instruments	(6,035,436)	(4,754,393)	(13,002,151)
Net increase in net assets resulting from operations	$58,367,934	$66,195,756	$20,911,286

Amounts per common share:
Net increase in net assets resulting from operations per share	$583.68	$661.96	$209.11
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2022, 2021 and 2020

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2019	100,000	$100	$148,124,900	$(31,414,828)	$(2,877,799)	$113,832,373
Net increase in net assets resulting from operations	—	—	—	—	20,911,286	20,911,286
Distributions of income to shareholder	—	—	—	—	(32,924,870)	(32,924,870)
Return of capital to shareholder	—	—	—	(13,491,954)	—	(13,491,954)
Contributions from shareholder	—	—	95,000,000	—	—	95,000,000
Balance at December 31, 2020	100,000	$100	$243,124,900	$(44,906,782)	$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—	66,195,756	66,195,756
Distributions of income to shareholder	—	—	—	—	(69,482,336)	(69,482,336)
Return of capital to shareholder	—	—	—	(52,346,704)	—	(52,346,704)
Contributions from shareholder	—	—	102,500,000	—	—	102,500,000
Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	58,367,934	58,367,934
Distributions of income to shareholder	—	—	—		(62,908,195)	(62,908,195)
Return of capital to shareholder	—	—	—	(18,940,995)	—	(18,940,995)
Contributions from shareholder	—	—	61,500,000	—	—	61,500,000
Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$58,367,934	$66,195,756	$20,911,286
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	3,387,060	119,127	27,819
Net realized (gain) loss from derivative instruments	(1,891,885)	1,348,685	960,747
Net change in unrealized loss from loans	14,352,707	5,372,700	11,584,945
Net change in unrealized (gain) loss from derivative instruments	(9,812,446)	(2,086,119)	428,640
Amortization of deferred costs related to borrowing facility	998,440	794,264	428,638
Origination of loans	(236,094,146)	(358,801,269)	(215,650,000)
Principal payments on loans, net of accretion	206,727,836	179,332,130	95,832,764
Proceeds from sale of loans	1,800,000	—	—
Acquisition of equity securities	(15,166,668)	(35,577,222)	(14,623,255)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	498,220	(3,016,200)	(1,154,885)
Net (increase) decrease in other assets	(1,923,110)	98,387	(174,729)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees and due to manager	(3,123,525)	4,627,579	(68,739)
Net cash provided by (used in) operating activities	18,120,417	(141,592,182)	(101,496,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(62,500,000)	(85,800,000)	(30,800,000)
Contributions from shareholder	61,500,000	102,500,000	95,000,000
Borrowings under debt facility	109,500,000	251,200,000	137,500,000
Repayments of borrowings under debt facility	(128,000,000)	(128,200,000)	(97,500,000)
Payments made for derivative instruments	(202,417)	(1,348,685)	(960,747)
Payments received from derivative instruments	2,094,302	—	—
Payments of bank facility fees and costs	(376,771)	(2,317,250)	—
Net cash provided by (used in) financing activities	(17,984,886)	136,034,065	103,239,253
Net increase (decrease) in cash and cash equivalents	135,531	(5,558,117)	1,742,484

CASH AND CASH EQUIVALENTS:
Beginning of year	6,939,126	12,497,243	10,754,759
End of year	$7,074,657	$6,939,126	$12,497,243

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$10,557,659	$4,992,998	$3,648,316
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$19,349,190	$36,029,040	$15,616,824
Receipt of equity securities as repayment of loans	$4,182,522	$451,817	$993,568

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$6,356,409	$6,061,521	$6,061,521	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		55,584	54,428	54,428	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		192,798	191,887	191,887	6/1/2023
	Driver Bioengineering, Inc. Subtotal					248,382	246,315	246,315
	Genomic Prediction, Inc.		Senior Secured	11.0%		843,236	804,598	804,598	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,625,228	1,582,163	1,582,163	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,436,610	2,397,362	2,397,362	12/1/2024
	GLO Pharma, Inc. Subtotal					4,061,838	3,979,525	3,979,525
	Quartzy, Inc.		Senior Secured	12.0%		202,740	196,508	196,508	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		618,402	612,373	612,373	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		684,617	677,177	677,177	7/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,779	1,166,087	1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,479	1,171,479	10/1/2026
	Quartzy, Inc. Subtotal					6,457,562	5,894,671	5,894,671
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		7.6%				$21,467,427	$20,242,076	$20,242,076

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$4,250,186	$4,154,761	$4,154,761	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,831,521	14,240,717	14,240,717	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.8%		283,712	282,621	282,621	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		1,062,957	1,051,985	1,051,985	3/1/2024
	Canary Connect, Inc. Subtotal					20,428,376	19,730,084	19,730,084
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,897	1,273,897	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,896	2,648,896
Computers & Storage Total		8.3%				$23,178,376	$22,378,980	$22,378,980

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,932,984	$4,584,616	$3,549,308	*
Enterprise Networking Total		1.3%				$5,932,984	$4,584,616	$3,549,308

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$1,343,394	$1,015,257	$1,015,257	8/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,346,160	4,253,288	4,253,288	11/1/2025
	10club Pte Ltd. Subtotal ** ^					5,689,554	5,268,545	5,268,545
	Ainsly, Inc. ** ^		Senior Secured	12.5%		300,000	196,815	196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		82,401	79,368	79,368	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. Subtotal ** ^					582,401	476,172	476,172
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Good Counsel, LLC		Senior Secured	12.3%		2,967,909	2,846,304	2,846,304	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,135,994	3,045,707	3,045,707	9/1/2024
	Kings Mountain I LLC		Senior Secured	11.5%		150,000	148,754	127,141	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Mantra Health, Inc.		Senior Secured	12.0%		314,382	299,761	299,761	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		56,203	55,817	55,817	3/1/2023
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.3%		465,894	458,470	458,470	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. Subtotal ** ^					1,455,130	1,425,389	1,425,389
	Osix Corporation		Senior Secured	12.0%		3,459,398	3,348,354	3,348,354	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,587,212	5,267,012	5,267,012	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		55,533	54,685	54,685	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		431,434	425,024	425,024	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,563	55,291	55,291	6/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					3,511,202	3,338,696	3,338,696
	Residently USA, LLC ** ^		Senior Secured	12.0%		431,102	400,185	320,718	9/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	12.0%		1,745,995	1,697,891	1,697,891	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		596,200	582,061	582,061	5/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc. Subtotal					6,302,730	6,093,874	6,093,874
	Serface Care, Inc.		Senior Secured	12.3%		597,411	349,785	14,176	*
	Starface World, Inc.		Senior Secured	11.3%		752,395	743,774	743,774	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		1,879,804	1,826,099	1,826,099	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		397,328	389,068	389,068	11/1/2023
	Starface World, Inc.		Senior Secured	12.0%		232,528	230,457	230,457	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		752,562	743,229	743,229	10/1/2024
	Starface World, Inc. Subtotal					4,014,617	3,932,627	3,932,627
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,666,208	1,610,419	533,065	5/1/2025
	Verishop, Inc.		Senior Secured	12.6%		1,931,034	1,910,712	1,910,712	12/1/2024
Internet Total		22.0%				$69,274,309	$63,664,906	$58,936,140

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,060,911	$1,021,648	$1,021,648	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		279,146	278,538	278,538	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		279,043	277,395	277,395	3/1/2023
	Ablacon, Inc. Subtotal					558,189	555,933	555,933
	Anutra Medical, Inc.		Senior Secured	12.0%		429,296	415,980	415,980	7/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		2,476,222	2,426,487	2,426,487	11/1/2024
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		629,233	594,039	594,039	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	721,020	721,020	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		728,293	717,693	717,693	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		364,237	362,009	362,009	10/1/2023
	Siren Care, Inc. Subtotal					1,092,530	1,079,702	1,079,702
Medical Devices Total		2.5%				$16,996,381	$15,709,912	$6,814,809

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,397,573	$1,362,332	$1,362,332	4/1/2025
	Alchera Incorporated		Senior Secured	12.0%		990,359	923,380	923,380	7/1/2024
	Alchera Incorporated Subtotal					2,387,932	2,285,712	2,285,712
	Elysium Health, Inc.		Senior Secured	12.0%		5,616,843	5,251,563	5,251,563	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	GoForward, Inc.		Senior Secured	11.5%		1,959,766	1,938,067	1,938,067	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		2,042,690	1,999,322	1,999,322	9/1/2023
	GoForward, Inc. Subtotal					4,002,456	3,937,389	3,937,389
	Grayce, Inc.		Senior Secured	11.8%		722,542	696,273	696,273	9/1/2024
	Grayce, Inc.		Senior Secured	14.0%		750,000	690,595	690,595	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		407,104	401,285	401,285	12/1/2024
	Grayce, Inc. Subtotal					1,879,646	1,788,153	1,788,153
	Hello Heart Inc.		Senior Secured	11.0%		1,252,118	1,207,571	1,207,571	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		185,184	183,753	183,753	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		296,095	294,518	294,518	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		148,189	147,825	147,825	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,977,263	1,957,180	1,957,180	6/1/2025
	Hello Heart Inc. Subtotal					3,858,849	3,790,847	3,790,847
	Honeybee Health, Inc.		Senior Secured	11.0%		2,051,029	1,911,036	1,911,036	9/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		1,382,323	1,337,820	1,337,820	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		352,506	349,409	349,409	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		873,565	858,329	858,329	2/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	HumanAPI, Inc. Subtotal					5,108,394	4,888,370	4,888,370
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,627,909	1,570,511	1,570,511	12/1/2024
	Minded, Inc. Subtotal					3,127,909	2,999,150	2,999,150
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	Oula Health, Inc.		Senior Secured	12.0%		373,847	363,475	363,475	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		231,128	228,587	228,587	7/1/2024
	Oula Health, Inc. Subtotal					604,975	592,062	592,062
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,595	484,962	484,962	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		399,320	365,747	365,747	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	14,158	14,030	14,030	3/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		471,346	462,125	462,125	10/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	25,788	25,788	25,788	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,407	486,012	486,012	1/1/2026
	Therapydia, Inc. Subtotal					1,899,614	1,838,664	1,838,664
	Tia, Inc.		Senior Secured	11.8%		1,805,010	1,786,559	1,786,559	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,191,146	1,126,396	1,126,396	5/1/2024
	Tia, Inc. Subtotal					2,996,156	2,912,955	2,912,955
	Vessel Health, Inc.		Senior Secured	12.0%		748,525	660,408	660,408	12/1/2024
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	251,280	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		13.4%				$39,055,590	$37,317,651	$35,863,539

Other Technology
	8i Corporation		Senior Secured	12.0%		$647,228	$632,901	$632,901	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		726,279	697,474	697,474	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	573,721	573,721	1/1/2026
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		954,388	739,934	696,648	*
	ATeam Army, Inc.		Senior Secured	12.0%		186,965	185,327	185,327	4/1/2023
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,393	1,267,617	1,267,617	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,850	1,397,850	1,397,850	4/1/2025
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Bankroll Club, LLC Subtotal					3,795,243	3,515,122	3,515,122
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	263,574	263,574	*
	BloomTech Inc.		Senior Secured	11.3%		1,281,243	1,264,684	1,264,684	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		728,813	728,813	728,813	8/1/2023
	BloomTech Inc. Subtotal					2,010,056	1,993,497	1,993,497
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,625,970	1,558,480	1,558,480	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		97,039	96,855	96,855	3/1/2023
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		408,466	406,837	406,837	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		342,089	336,699	336,699	5/1/2023
	BW Industries, Inc. Subtotal					750,555	743,536	743,536
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,400,760	2,400,760	2,400,760	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		3,765,977	3,272,705	2,123,781	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					6,166,737	5,673,465	4,524,541
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Content Adjacent, Inc.		Senior Secured	12.0%		314,393	314,393	314,393	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,256,277	1,233,403	1,233,403	6/1/2024
	Content Adjacent, Inc. Subtotal					1,570,670	1,547,796	1,547,796
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. Subtotal ** ^					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited Subtotal ** ^					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		2,003,671	1,872,449	860,527	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,804,651	4,536,489	4,536,489
	Fakespot, Inc.		Senior Secured	12.0%		345,688	324,881	146,499	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		691,732	684,215	308,534	8/1/2024
	Fakespot, Inc. Subtotal					1,037,420	1,009,096	455,033
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764
	Fitplan, Inc. ** ^		Senior Secured	12.5%		505,434	455,724	455,724	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		737,971	724,862	724,862	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,401,342	2,326,013	2,326,013	2/1/2025
	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,851	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,726

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,147	85,879	85,879	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		5,936,721	5,758,016	5,758,016	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		207,813	207,283	207,283	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,718	135,102	135,102	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,748,206	3,644,473	3,644,473	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		87,938	87,636	87,636	1/1/2023
	Higher Ground Education, Inc. Subtotal					10,202,543	9,918,389	9,918,389
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Hint, Inc.		Senior Secured	12.0%		1,216,016	1,187,962	1,187,962	6/1/2023
	Hint, Inc. Subtotal					8,633,014	7,502,476	7,502,476
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,651,089	1,590,761	1,590,761	7/1/2024
	Hyphen Technologies, Inc. Subtotal					4,651,089	4,423,677	4,423,677
	Intergalactic Foods Corporation		Senior Secured	12.0%		421,944	405,826	405,826	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,689,662	1,578,314	1,578,314	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		777,818	769,951	769,951	6/1/2023
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Level Home, Inc.		Senior Secured	11.8%		8,732,857	8,645,023	8,645,023	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,599,111	9,226,924	9,226,924	5/1/2025
	Level Home, Inc. Subtotal					18,331,968	17,871,947	17,871,947
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	MASC Inc.		Senior Secured	12.0%		361,462	329,755	329,755	9/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		1,484,926	1,434,700	1,434,700	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		494,366	488,175	488,175	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		495,110	486,960	486,960	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		627,169	610,526	610,526	6/1/2024
	Mavenform, Inc. Subtotal					3,101,571	3,020,361	3,020,361
	Merlin Labs, Inc.		Senior Secured	11.0%		2,540,327	2,448,186	2,448,186	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		9,392	9,381	9,381	1/1/2023
	Merlin Labs, Inc. Subtotal					2,549,719	2,457,567	2,457,567
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,881,787	1,840,806	1,840,806	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		15,132,503	14,878,285	14,878,285	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		6,271,270	5,946,356	5,946,356	3/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		3,193,223	3,153,211	3,153,211	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	—	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	OnePointOne, Inc.		Senior Secured	12.0%		997,248	986,678	986,678	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		996,718	965,040	965,040	2/1/2024
	OnePointOne, Inc. Subtotal					1,993,966	1,951,718	1,951,718
	Opya, Inc.		Senior Secured	12.0%		243,427	239,713	239,713	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		80,187	79,373	79,373	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,220,518	1,171,490	1,171,490	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		989,775	969,943	969,943	8/1/2025
	Phase Four, Inc. Subtotal					2,210,293	2,141,433	2,141,433
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		2,069,449	1,988,919	1,988,919	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,565,882	1,542,993	1,542,993	11/1/2024
	Plant Prefab, Inc. Subtotal					5,135,331	4,910,323	4,910,323
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	11.5%		1,447,334	1,425,026	1,425,026	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					11,447,334	10,875,691	10,875,691
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,040,167	1,010,867	1,010,867	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	361,239	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		1,744,683	1,720,818	1,720,818	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					7,669,021	7,287,286	7,287,286
	Saltbox, Inc.		Senior Secured	12.3%		95,429	94,606	94,606	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		865,086	808,766	808,766	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,262,870	1,222,074	1,222,074	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,472,784	2,472,784	2,472,784	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,191,405	8,382,963	8,382,963	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,927,059	12,077,821	12,077,821
	The Farm Project, PBC.		Senior Secured	12.0%		3,679,645	3,546,677	3,546,677	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,667,276	1,544,749	1,544,749	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,517	2/1/2026
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,379
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	12.5%		197,707	192,406	192,406	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		131,867	131,867	131,867	9/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TomoCredit, Inc. Subtotal					329,574	324,273	324,273
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		3,143,048	3,076,889	3,076,889	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		3,141,904	3,083,612	3,083,612	6/1/2024
	Umbra Lab, Inc. Subtotal					11,284,952	10,930,106	10,930,106
	Veev Group, Inc.		Senior Secured	12.5%		278,723	272,406	272,406	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		16,287,975	15,866,472	15,866,472	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		836,345	833,200	833,200	6/1/2023
	Veev Group, Inc. Subtotal					17,403,043	16,972,078	16,972,078
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,659,035	1,265,212	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,593	681,593	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,293	1,768,293
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
	World Wrapps II, Inc.		Senior Secured	12.0%		314,154	271,958	271,958	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,176	314,176	314,176	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,543	314,543	314,543	6/1/2024
	World Wrapps II, Inc. Subtotal					942,873	900,677	900,677
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		88.8%				$268,483,310	$252,404,170	$238,242,511

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,992,417	$1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,439	1,107,863	*
Security Total		1.9%				$6,257,272	$5,630,130	$5,178,554

Software
	Afero, Inc.		Senior Secured	12.3%		$1,164,271	$1,106,366	$1,106,366	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		1,978,917	1,954,128	1,954,128	6/1/2026
	Amino, Inc.		Senior Secured	11.5%		2,276,622	2,221,871	2,221,871	11/1/2025
	Amino, Inc.		Senior Secured	11.5%		1,978,855	1,958,430	1,958,430	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		7,858,513	7,618,373	7,618,373	2/1/2025
	Amino, Inc. Subtotal					14,092,907	13,752,802	13,752,802
	BackboneAI Inc.		Senior Secured	12.3%		111,368	110,777	77,775	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		298,612	295,145	207,218	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		111,314	108,000	75,825	6/1/2023
	BackboneAI Inc. Subtotal					521,294	513,922	360,818
	Big Run Studios, Inc.		Senior Secured	11.5%		1,381,360	1,333,489	1,333,489	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		813,707	802,879	802,879	12/1/2024
	Big Run Studios, Inc. Subtotal					2,195,067	2,136,368	2,136,368
	Bizly, Inc.		Senior Secured	11.5%		346,095	317,649	317,649	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		296,778	293,099	293,099	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		989,703	969,116	969,116	6/1/2025
	Bizly, Inc. Subtotal					1,632,576	1,579,864	1,579,864
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191
	Eskalera, Inc.		Senior Secured	10.5%		111,075	110,615	110,615	3/1/2023
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026
	Eskalera, Inc. Subtotal					1,595,449	1,500,807	1,500,807
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		772,968	750,197	750,197	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	Grokker, Inc. Subtotal					1,272,968	1,232,019	1,232,019
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	ICX Media, Inc.		Senior Secured	18.0%		712,318	554,085	538,868	*
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Medable, Inc.		Senior Secured	12.0%		75,514	75,399	75,399	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		151,008	150,084	150,084	2/1/2023
	Medable, Inc. Subtotal					226,522	225,483	225,483
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Parkoursc, Inc.		Senior Secured	12.0%		405,476	398,511	398,511	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		499,608	495,497	495,497	9/1/2024
	Parkoursc, Inc. Subtotal					905,084	894,008	894,008
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Safe Securities Inc.		Senior Secured	11.5%		5,515,552	5,320,842	5,320,842	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		989,678	972,066	972,066	4/1/2026
	Safe Securities Inc.		Senior Secured	12.0%		37,760	37,500	37,500	2/1/2023
	Safe Securities Inc. Subtotal					6,542,990	6,330,408	6,330,408
	SF Insuretech, Inc.		Senior Secured	11.8%		2,073,872	2,009,454	2,009,454	8/1/2024
	Sonatus, Inc		Senior Secured	12.5%		329,568	316,500	316,500	9/1/2023
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,805,537	1,750,676	1,750,676	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		3,221,507	2,920,300	2,920,300	10/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Swiftly Systems, Inc. Subtotal					5,027,044	4,670,976	4,670,976
	Terragon, Inc. ** ^		Senior Secured	12.0%		298,319	251,147	251,147	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		336,131	321,851	273,159	1/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,340	60,837	*
	Workspot, Inc.		Senior Secured	12.0%		1,192,381	1,169,628	1,169,628	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		531,573	517,946	517,946	3/1/2024
	Workspot, Inc. Subtotal					1,723,954	1,687,574	1,687,574
Software Total		26.9%				$76,294,235	$72,625,609	$72,045,093

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$5,020,622	$4,746,723	$4,746,723	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,882,439	872,280	872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,686,955	1,631,596	1,631,596	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc. Subtotal					13,396,312	11,855,659	11,855,659
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,772,503	1,750,934	1,750,934	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	73,594	72,510	72,510	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		1,571,468	1,512,748	1,512,748	6/1/2024
	Klar Holdings Limited Subtotal ** ^					8,365,629	7,981,015	7,981,015
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	261,551	197,068	6/1/2023
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,324	2,575,562	5/1/2025
	Loansnap Holdings Inc. Subtotal **					3,982,300	3,679,875	2,772,630
	Zanbato, Inc.		Senior Secured	11.0%		1,140,600	1,129,359	1,129,359	9/1/2023
Technology Services Total		8.9%				$26,884,841	$24,645,908	$23,738,663

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$391,060	$377,901	$377,901	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		391,258	385,574	385,574	6/1/2024
	AirVine Scientific, Inc. Subtotal					782,318	763,475	763,475
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,398,672	1,398,672	7/1/2026
	MeshPlusPlus, Inc.		Senior Secured	12.5%		399,651	384,690	384,690	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		157,465	155,155	155,155	6/1/2024
	MeshPlusPlus, Inc. Subtotal					557,116	539,845	539,845
Wireless Total		1.0%				$2,839,434	$2,701,992	$2,701,992

Grand Total Loans		182.6%				$556,664,159	$521,905,950	$489,691,665

Company	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	2.5%	$6,754,823	$6,754,823
Total Cash Equivalents	2.5%	$6,754,823	$6,754,823

*As of December 31, 2022, loans with a cost basis of $40.0 million and a fair value of $12.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of December 31, 2022, 14.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2022, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Schedule of Investments
As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$7,424,123	$6,910,615	$6,910,615	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		210,665	196,509	196,509	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		548,126	541,260	541,260	6/1/2023
	Driver Bioengineering, Inc. Subtotal					758,791	737,769	737,769
	Genomic Prediction, Inc.		Senior Secured	11.0%		990,625	916,753	916,753	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,982,114	1,896,155	1,896,155	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,971,746	2,893,124	2,893,124	12/1/2024
	GLO Pharma, Inc. Subtotal					4,953,860	4,789,279	4,789,279
	Quartzy, Inc.		Senior Secured	12.0%		1,054,875	1,036,987	1,036,987	7/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		478,138	445,430	445,430	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		996,046	980,260	980,260	5/1/2024
	Quartzy, Inc. Subtotal					2,529,059	2,462,677	2,462,677
Biotechnology Total		6.9%				$16,656,458	$15,817,093	$15,817,093

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$1,806,184	$1,774,384	$1,774,384	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		7,221,950	6,947,036	6,947,036	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.8%		1,332,737	1,312,821	1,312,821	3/1/2023
	Canary Connect, Inc.		Senior Secured	11.8%		14,850,169	14,028,469	14,028,469	3/1/2026
	Canary Connect, Inc. Subtotal					25,211,040	24,062,710	24,062,710
Computers & Storage Total		10.5%				$25,211,040	$24,062,710	$24,062,710

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,972,984	$5,055,959	$4,311,087	*
Enterprise Networking Total		1.9%				$5,972,984	$5,055,959	$4,311,087

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$4,454,692	$4,309,407	$4,309,407	11/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		1,484,485	969,998	969,998	8/1/2025
	10club Pte Ltd. Subtotal ** ^					5,939,177	5,279,405	5,279,405
	Ainsly, Inc. ** ^		Senior Secured	12.5%		180,970	167,037	167,037	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		220,835	215,380	215,380	8/1/2022
	Ainsly, Inc. ** ^		Senior Secured	12.5%		73,617	73,617	73,617	8/1/2022
	Ainsly, Inc. Subtotal ** ^					475,422	456,034	456,034
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		4,649,564	4,449,109	4,449,109	9/1/2024
	Mantra Health, Inc.		Senior Secured	12.0%		494,777	458,710	458,710	6/1/2024
	Merchbar, Inc.		Senior Secured	11.8%		265,285	258,235	258,235	3/1/2023
	MyPizza Technologies, Inc.		Senior Secured	11.5%		2,179,705	2,160,762	2,160,762	2/1/2024
	MyPizza Technologies, Inc.		Senior Secured	11.5%		4,061,477	3,981,527	3,981,527	12/1/2023
	MyPizza Technologies, Inc. Subtotal					6,241,182	6,142,289	6,142,289
	OneLocal, Inc. ** ^		Senior Secured	12.3%		844,634	794,936	794,936	3/1/2023
	Osix Corporation		Senior Secured	12.0%		4,948,467	4,694,637	4,694,637	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,934,796	5,384,024	5,384,024	4/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Proper Labs, Inc.		Senior Secured	11.5%		1,484,519	1,375,854	1,375,854	11/1/2024
	RenoFi, Inc.		Senior Secured	12.0%		157,216	155,178	155,178	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		157,130	150,858	150,858	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		814,310	791,720	791,720	12/1/2023
	RenoFi, Inc. Subtotal					1,128,656	1,097,756	1,097,756
	Residently USA, LLC ** ^		Senior Secured	12.0%		498,522	470,265	470,265	2/1/2023
	Residently USA, LLC ** ^		Senior Secured	12.0%		305,431	305,431	305,431	12/1/2023
	Residently USA, LLC Subtotal ** ^					803,953	775,696	775,696
	RetailerX, Inc.		Senior Secured	12.0%		1,978,517	1,889,440	1,889,440	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		960,287	923,491	923,491	5/1/2024
	RetailerX, Inc. Subtotal					2,938,804	2,812,931	2,812,931
	Serface Care, Inc.		Senior Secured	12.3%		597,411	433,243	36,200	*
	Shadow, PBC		Senior Secured	18.0%		331,399	310,681	—	*
	Starface World, Inc.		Senior Secured	12.0%		783,946	752,446	752,446	11/1/2023
	Starface World, Inc.		Senior Secured	11.3%		990,265	971,780	971,780	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		422,046	415,242	415,242	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		2,474,163	2,359,716	2,359,716	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		990,476	970,472	970,472	10/1/2024
	Starface World, Inc. Subtotal					5,660,896	5,469,656	5,469,656
	Stay Alfred, Inc.		Senior Secured	18.0%		5,675,613	4,162,117	404,583	*
	Usual Beverage Co.		Senior Secured	12.0%		2,967,292	2,850,880	2,850,880	9/1/2024
	Verishop, Inc.		Senior Secured	12.0%		1,744,243	1,727,396	1,727,396	12/1/2023
	Verishop, Inc.		Senior Secured	12.0%		1,743,583	1,692,394	1,692,394	12/1/2023
	Verishop, Inc. Subtotal					3,487,826	3,419,790	3,419,790
Internet Total		20.1%				$54,869,673	$50,625,983	$46,160,725

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,806,873	$1,694,218	$1,694,218	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		1,321,869	1,291,586	1,291,586	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		1,322,356	1,311,100	1,311,100	3/1/2023
	Ablacon, Inc. Subtotal					2,644,225	2,602,686	2,602,686

	Anutra Medical, Inc.		Senior Secured	12.0%		90,784	89,282	89,282	10/1/2022
	Anutra Medical, Inc.		Senior Secured	12.0%		643,231	611,529	611,529	7/1/2024
	Anutra Medical, Inc. Subtotal					734,015	700,811	700,811
	CytoVale, Inc.		Senior Secured	12.0%		361,456	357,071	357,071	11/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		1,977,671	1,897,985	1,897,985	9/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		64,961	64,412	64,412	3/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		989,063	967,945	967,945	11/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		347,288	335,948	335,948	10/1/2023
	CytoVale, Inc.		Senior Secured	12.0%		118,901	118,390	118,390	7/1/2022
	CytoVale, Inc.		Senior Secured	12.0%		128,023	127,542	127,542	6/1/2022
	CytoVale, Inc. Subtotal					3,987,363	3,869,293	3,869,293
	eXo Imaging, Inc.		Senior Secured	11.8%		1,444,176	1,379,677	1,379,677	9/1/2023
	eXo Imaging, Inc.		Senior Secured	11.8%		1,445,467	1,425,130	1,425,130	9/1/2023
	eXo Imaging, Inc. Subtotal					2,889,643	2,804,807	2,804,807
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,855,103	964,900	*
	Norbert Health, Inc.		Senior Secured	12.3%		989,165	902,830	902,830	6/1/2024
	Siren Care, Inc.		Senior Secured	12.5%		754,310	744,906	744,906	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		1,508,243	1,463,777	1,463,777	10/1/2023
	Siren Care, Inc. Subtotal					2,262,553	2,208,683	2,208,683
	SVN Med, LLC		Senior Secured	15.0%		1,633,790	1,393,028	1,393,028	12/1/2023
	SVN Med, LLC		Senior Secured	15.0%		817,104	693,026	693,026	12/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	SVN Med, LLC Subtotal					2,450,894	2,086,054	2,086,054
Medical Devices Total		7.7%				$27,764,731	$25,724,485	$17,834,282

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,483,900	$1,326,776	$1,326,776	7/1/2024
	Alchera Incorporated		Senior Secured	12.0%		1,470,500	1,409,173	1,409,173	4/1/2025
	Alchera Incorporated Subtotal					2,954,400	2,735,949	2,735,949
	Artisan Development Labs, Inc.		Senior Secured	12.3%		282,447	260,582	260,582	4/1/2023
	Elysium Health, Inc.		Senior Secured	12.0%		7,420,231	6,722,807	6,722,807	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		4,507,323	4,304,301	4,304,301	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		3,091,343	3,036,842	3,036,842	6/1/2024
	GoForward, Inc. Subtotal					7,598,666	7,341,143	7,341,143
	Grayce, Inc.		Senior Secured	11.8%		990,011	932,249	932,249	9/1/2024
	Grayce, Inc.		Senior Secured	11.8%		494,614	483,462	483,462	12/1/2024
	Grayce, Inc. Subtotal					1,484,625	1,415,711	1,415,711
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,946,247	1,946,247	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		1,979,629	1,868,531	1,868,531	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		586,952	580,837	580,837	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		561,643	557,061	557,061	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		701,855	683,970	683,970	4/1/2023
	Hello Heart Inc. Subtotal					5,809,708	5,636,646	5,636,646
	Honeybee Health, Inc.		Senior Secured	11.0%		990,031	898,914	898,914	6/1/2024
	Honeybee Health, Inc.		Senior Secured	11.0%		1,980,553	1,980,553	1,980,553	6/1/2024
	Honeybee Health, Inc. Subtotal					2,970,584	2,879,467	2,879,467
	HumanAPI, Inc.		Senior Secured	11.8%		1,175,103	1,145,778	1,145,778	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,979,202	1,877,319	1,877,319	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		990,180	961,832	961,832	2/1/2025
	HumanAPI, Inc. Subtotal					4,144,485	3,984,929	3,984,929
	Minded, Inc.		Senior Secured	12.0%		1,978,973	1,865,771	1,865,771	12/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		346,309	340,210	340,210	7/1/2024
	Oula Heath, Inc.		Senior Secured	12.0%		655,346	623,750	623,750	2/1/2024
	Oula Heath, Inc. Subtotal					1,001,655	963,960	963,960
	PeerWell, Inc.		Senior Secured	12.0%		902,629	860,003	860,003	3/1/2024
	SchoolCare, Inc.		Senior Secured	18.0%		395,761	388,046	82,551	*
	Therapydia, Inc.		Senior Secured	12.0%		494,637	434,026	434,026	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,944	480,199	480,199	10/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	58,588	56,636	56,636	3/1/2023
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	68,858	68,858	68,858	6/1/2023
	Therapydia, Inc. Subtotal					1,117,027	1,039,719	1,039,719
	Tia, Inc.		Senior Secured	11.8%		1,920,749	1,754,268	1,754,268	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		2,473,240	2,432,270	2,432,270	9/1/2024
	Tia, Inc. Subtotal					4,393,989	4,186,538	4,186,538
	Vessel Health, Inc.		Senior Secured	12.0%		564,189	564,189	564,189	3/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		564,106	532,069	532,069	3/1/2024
	Vessel Health, Inc. Subtotal					1,128,295	1,096,258	1,096,258
	Yes Health, Inc.		Senior Secured	12.0%		989,613	930,838	930,838	10/1/2024
Other Healthcare Total		18.2%				$44,573,088	$42,308,367	$42,002,872

Other Technology
	8E14 Networks, Inc.		Senior Secured	13.0%		$217,430	$176,828	$176,828	9/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		244,666	244,666	244,666	12/1/2023
	8E14 Networks, Inc.		Senior Secured	13.0%		593,274	593,274	593,274	9/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	8E14 Networks, Inc. Subtotal					1,055,370	1,014,768	1,014,768
	8i Corporation		Senior Secured	12.0%		1,221,610	1,171,343	1,171,343	12/1/2023
	Aclima, Inc.		Senior Secured	11.9%		149,173	143,913	143,913	4/1/2022
	Aclima, Inc.		Senior Secured	12.0%		1,507,598	1,388,554	1,388,554	10/1/2023
	Aclima, Inc. Subtotal					1,656,771	1,532,467	1,532,467
	Antitoxin Technologies Inc. ** ^		Senior Secured	12.0%		814,262	738,781	692,140	12/1/2023
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		163,653	160,030	151,726	9/1/2022
	Antitoxin Technologies Inc. Subtotal ** ^					977,915	898,811	843,866
	ATeam Army, Inc.		Senior Secured	12.0%		705,214	684,917	684,917	4/1/2023
	Bankroll Club, LLC		Senior Secured	12.0%		1,484,693	1,263,475	1,263,475	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,483,500	1,483,500	1,483,500	4/1/2025
	Bankroll Club, LLC Subtotal					2,968,193	2,746,975	2,746,975
	Beanfields, PBC		Senior Secured	18.0%		1,126,232	1,136,604	1,005,227	*
	BloomTech Inc.		Senior Secured	11.3%		3,292,027	3,188,984	3,188,984	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		1,724,925	1,724,925	1,724,925	8/1/2023
	BloomTech Inc. Subtotal					5,016,952	4,913,909	4,913,909
	Brave Care Technologies, Inc.		Senior Secured	12.0%		2,226,032	2,078,142	2,078,142	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.1%		211,297	207,383	207,383	9/1/2022
	Brightside Benefit, Inc.		Senior Secured	12.4%		456,660	453,272	453,272	3/1/2023
	Brightside Benefit, Inc. Subtotal					667,957	660,655	660,655
	Bryte, Inc.		Senior Secured	10.0%		2,478,976	2,295,843	2,295,843	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		1,098,200	1,048,349	1,048,349	5/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		1,157,127	1,144,903	1,144,903	6/1/2023
	BW Industries, Inc. Subtotal					2,255,327	2,193,252	2,193,252
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,474,741	2,474,741	2,474,741	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		4,945,712	3,938,353	3,938,353	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					7,420,453	6,413,094	6,413,094
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,769	1,796,975	1,796,975	4/1/2025
	ClipCall, Inc.		Senior Secured	12.5%		377,537	347,225	347,225	10/1/2023
	Content Adjacent, Inc.		Senior Secured	12.0%		494,793	494,793	494,793	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,977,137	1,920,036	1,920,036	6/1/2024
	Content Adjacent, Inc. Subtotal					2,471,930	2,414,829	2,414,829
	Coterie Applications, Inc.		Senior Secured	11.0%		2,476,651	2,240,496	2,240,496	9/1/2025
	Coterie Applications, Inc.		Senior Secured	12.5%		494,338	494,338	494,338	6/1/2024
	Coterie Applications, Inc.		Senior Secured	12.5%		723,625	671,265	671,265	9/1/2023
	Coterie Applications, Inc.		Senior Secured	12.5%		903,053	903,053	903,053	3/1/2024
	Coterie Applications, Inc. Subtotal					4,597,667	4,309,152	4,309,152
	Daybase, Inc.		Senior Secured	12.0%		989,639	908,021	908,021	9/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		1,483,577	1,398,054	1,234,057	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,341	725,469	640,369	6/1/2024
	Equestrian Labs, Inc.		Senior Secured	12.0%		742,058	727,787	642,415	6/1/2024
	Equestrian Labs, Inc. Subtotal					2,967,976	2,851,310	2,516,841
	Fakespot, Inc.		Senior Secured	12.0%		494,493	447,448	447,448	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		989,486	972,163	972,163	8/1/2024
	Fakespot, Inc. Subtotal					1,483,979	1,419,611	1,419,611
	Fitplan, Inc. ** ^		Senior Secured	12.5%		994,922	815,498	815,498	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		1,394,506	1,348,314	1,348,314	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,722,876	2,583,157	2,583,157	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,942,636	4,742,950	4,742,950	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		275,567	273,064	273,064	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		781,981	775,361	775,361	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,075,086	1,050,104	1,050,104	1/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		319,321	316,022	316,022	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		6,923,164	6,611,952	6,611,952	6/1/2025
	Higher Ground Education, Inc. Subtotal					14,317,755	13,769,453	13,769,453
	Hint, Inc.		Senior Secured	12.0%		3,440,711	3,234,998	3,234,998	6/1/2023
	Hyphen Technologies, Inc.		Senior Secured	12.0%		2,473,894	2,330,578	2,330,578	7/1/2024
	Inscopix, Inc.		Senior Secured	12.0%		4,946,375	4,826,097	4,826,097	4/1/2025
	Intergalactic Foods Corporation		Senior Secured	12.0%		494,826	464,110	464,110	1/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,978,043	1,769,078	1,769,078	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,200,833	2,142,294	2,142,294	6/1/2023
	Kinoo, Inc.		Senior Secured	11.5%		990,167	921,525	921,525	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,897	1,347,463	1,347,463	5/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,898,880	9,735,057	9,735,057	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,895,966	9,267,817	9,267,817	5/1/2025
	Level Home, Inc. Subtotal					19,794,846	19,002,874	19,002,874
	Luva Inc.		Senior Secured	11.3%		495,238	459,320	459,320	12/1/2024
	Make School, Inc.		Senior Secured	18.0%		79,946	45,838	19,536	*
	MASC Inc.		Senior Secured	12.0%		494,854	426,580	426,580	9/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		494,974	484,719	484,719	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		989,298	947,765	947,765	6/1/2024
	Mavenform, Inc. Subtotal					1,484,272	1,432,484	1,432,484
	Merlin Labs, Inc.		Senior Secured	11.0%		115,653	114,777	114,777	1/1/2023
	Merlin Labs, Inc.		Senior Secured	11.0%		2,971,743	2,810,122	2,810,122	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		110,140	109,024	109,024	6/1/2022
	Merlin Labs, Inc. Subtotal					3,197,536	3,033,923	3,033,923
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		2,474,886	2,387,475	2,387,475	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		24,726,579	22,774,001	22,774,001	3/1/2022
	Natomas Labs, Inc.		Senior Secured	12.3%		2,473,076	2,310,655	2,310,655	9/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,748,452	1,715,249	1,715,249	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		2,621,376	2,492,372	2,492,372	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		1,484,049	1,450,349	1,450,349	9/1/2024
	Natomas Labs, Inc. Subtotal					8,326,953	7,968,625	7,968,625
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		4,073,677	4,012,576	4,012,576	12/1/2023
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		1,177,191	1,163,157	1,163,157	8/1/2022
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		2,423,182	2,360,035	2,360,035	8/1/2023
	NewGlobe Schools, Inc. Subtotal ** ^					7,674,050	7,535,768	7,535,768
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	309,063	*
	OnePointOne, Inc.		Senior Secured	12.0%		1,748,153	1,715,659	1,715,659	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		1,747,224	1,650,931	1,650,931	2/1/2024
	OnePointOne, Inc. Subtotal					3,495,377	3,366,590	3,366,590
	Opya, Inc.		Senior Secured	12.0%		480,293	466,077	466,077	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		879,619	856,749	856,749	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,485,295	1,388,478	1,388,478	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		306,696	300,902	300,902	8/1/2022
	Plant Prefab, Inc.		Senior Secured	11.0%		2,971,403	2,786,656	2,786,656	8/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Plant Prefab, Inc.		Senior Secured	11.0%		1,981,660	1,934,305	1,934,305	11/1/2024
	Plant Prefab, Inc. Subtotal					5,259,759	5,021,863	5,021,863
	Platform Science, Inc.		Senior Secured	12.0%		94,426	93,729	93,729	2/1/2022
	Platform Science, Inc.		Senior Secured	11.5%		3,011,412	2,917,289	2,917,289	10/1/2023
	Platform Science, Inc. Subtotal					3,105,838	3,011,018	3,011,018
	Plethora, Inc.		Senior Secured	18.0%		2,281,576	2,211,796	507,589	*
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,718,533	1,638,692	1,638,692	4/1/2024
	Reali Inc.		Senior Secured	12.5%		2,894,499	2,812,255	2,812,255	9/1/2023
	Reali Inc.		Senior Secured	12.5%		11,870,649	11,366,149	11,366,149	12/1/2024
	Reali Inc.		Senior Secured	12.5%		2,709,730	2,602,399	2,602,399	3/1/2024
	Reali Inc. Subtotal					17,474,878	16,780,803	16,780,803
	Romaine Empire, Inc.		Senior Secured	12.3%		3,896,929	3,781,983	3,781,983	9/1/2023
	Saltbox, Inc.		Senior Secured	12.3%		269,697	263,567	263,567	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		1,236,308	1,109,408	1,109,408	8/1/2024
	SMS OPCO LLC		Senior Secured	8.0%		33,875	15,125	15,125	*
	Sorfeo Inc.		Senior Secured	11.5%		989,918	981,903	981,903	9/1/2024
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,971,313	2,758,178	2,758,178	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,892,044	8,598,175	8,598,175	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,863,357	11,356,353	11,356,353
	The Farm Project, PBC.		Senior Secured	12.0%		3,926,667	3,714,785	3,714,785	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		2,471,977	2,204,367	2,204,367	9/1/2024
	TomoCredit, Inc.		Senior Secured	12.5%		289,608	289,608	289,608	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		434,205	409,659	409,659	9/1/2023
	TomoCredit, Inc. Subtotal					723,813	699,267	699,267
	Umbra Lab, Inc.		Senior Secured	12.0%		4,944,750	4,799,256	4,799,256	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		4,946,551	4,781,591	4,781,591	6/1/2024
	Umbra Lab, Inc. Subtotal					9,891,301	9,580,847	9,580,847
	Veev Group, Inc.		Senior Secured	12.5%		2,360,822	2,337,325	2,337,325	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		19,779,528	18,948,019	18,948,019	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		786,775	740,586	740,586	6/1/2023
	Veev Group, Inc. Subtotal					22,927,125	22,025,930	22,025,930
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,955,642	1,539,333	*
	Welcome Tech, Inc.		Senior Secured	10.5%		153,082	150,226	150,226	5/1/2022
	Wheels Labs, Inc.		Senior Secured	12.0%		2,221,660	2,134,921	2,134,921	6/1/2023
	Wine Plum, Inc.		Senior Secured	12.5%		329,558	324,821	324,821	9/1/2022
	World Wrapps II, Inc.		Senior Secured	12.0%		480,319	480,319	480,319	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,453	494,453	494,453	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		494,418	394,196	394,196	6/1/2024
	World Wrapps II, Inc. Subtotal					1,469,190	1,368,968	1,368,968
Other Technology Total		102.7%				$255,168,933	$240,678,546	$236,458,989

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$371,530	$347,750	$347,750	8/1/2024
	Nok Nok Labs, Inc.		Senior Secured	12.5%		191,326	190,411	190,411	6/1/2022
	Popily, Inc.		Senior Secured	12.5%		2,036,717	1,852,544	1,852,544	8/1/2024
Security Total		1.0%				$2,599,573	$2,390,705	$2,390,705

Software
	Afero, Inc.		Senior Secured	12.3%		$2,110,745	$1,925,141	$1,925,141	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		8,910,784	8,465,259	8,465,259	2/1/2025
	BackboneAI Inc.		Senior Secured	12.3%		314,742	310,330	310,330	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		480,420	471,361	471,361	5/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	BackboneAI Inc.		Senior Secured	12.3%		314,588	290,514	290,514	6/1/2023
	BackboneAI Inc. Subtotal					1,109,750	1,072,205	1,072,205
	Big Run Studios, Inc.		Senior Secured	11.5%		1,979,680	1,870,020	1,870,020	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		990,230	968,648	968,648	12/1/2024
	Big Run Studios, Inc. Subtotal					2,969,910	2,838,668	2,838,668
	Bizly, Inc.		Senior Secured	11.5%		346,312	294,503	294,503	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		296,956	290,080	290,080	12/1/2024
	Bizly, Inc.		Senior Secured	11.5%		990,414	953,972	953,972	3/1/2025
	Bizly, Inc. Subtotal					1,633,682	1,538,555	1,538,555
	Blockdaemon, Inc.		Senior Secured	12.0%		903,100	861,263	861,263	3/1/2024
	Blockdaemon, Inc.		Senior Secured	11.3%		55,201	54,707	54,707	6/1/2022
	Blockdaemon, Inc. Subtotal					958,301	915,970	915,970
	BriteCo LLC		Senior Secured	12.0%		395,658	342,857	342,857	7/1/2024
	BriteCo LLC		Senior Secured	12.0%		346,461	346,461	346,461	2/1/2025
	BriteCo LLC Subtotal					742,119	689,318	689,318
	Censia Inc.		Senior Secured	11.0%		360,514	353,690	353,690	10/1/2022
	Chowbus, Inc.		Senior Secured	12.0%		989,944	918,165	918,165	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		3,959,556	3,303,025	3,303,025	11/1/2024
	Chowbus, Inc. Subtotal					4,949,500	4,221,190	4,221,190
	Cloudleaf, Inc.		Senior Secured	12.0%		741,575	732,365	732,365	9/1/2024
	Cloudleaf, Inc.		Senior Secured	12.0%		956,267	919,269	919,269	8/1/2023
	Cloudleaf, Inc. Subtotal					1,697,842	1,651,634	1,651,634
	Dynamics, Inc.		Senior Secured	12.5%		293,593	291,440	291,440	2/1/2022
	Eskalera, Inc.		Senior Secured	10.5%		527,451	518,933	518,933	3/1/2023
	Grokker, Inc.		Senior Secured	11.5%		989,743	946,783	946,783	3/1/2025
	ICX Media, Inc.		Senior Secured	12.5%		762,829	651,140	449,541	*
	Ipolipo, Inc.		Senior Secured	12.0%		568,765	544,693	544,693	9/1/2022
	Medable, Inc.		Senior Secured	12.0%		498,356	494,657	494,657	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		996,585	967,179	967,179	2/1/2023
	Medable, Inc. Subtotal					1,494,941	1,461,836	1,461,836
	Metawave Corporation		Senior Secured	12.0%		237,768	235,670	235,670	7/1/2022
	Migo Money, Inc. ** ^		Senior Secured	12.5%		56,631	56,631	56,631	3/1/2022
	Pixlee TurnTo, Inc.		Senior Secured	12.3%		1,266,162	1,223,909	1,223,909	1/1/2024
	Pixlee TurnTo, Inc.		Senior Secured	12.0%		2,226,752	2,123,863	2,123,863	8/1/2025
	Pixlee TurnTo, Inc. Subtotal					3,492,914	3,347,772	3,347,772
	Safe Securities Inc.		Senior Secured	12.0%		249,200	240,930	240,930	2/1/2023
	Safe Securities Inc.		Senior Secured	11.5%		5,941,379	5,623,508	5,623,508	9/1/2025
	Safe Securities Inc. Subtotal					6,190,579	5,864,438	5,864,438
	SF Insuretech, Inc.		Senior Secured	11.8%		2,969,348	2,821,808	2,821,808	8/1/2024
	SmartVid.io, Inc.		Senior Secured	11.8%		1,979,037	1,783,763	1,783,763	9/1/2024
	Sonatus, Inc		Senior Secured	12.5%		723,799	663,896	663,896	9/1/2023
	Splitwise, Inc.		Senior Secured	12.3%		216,004	212,084	212,084	12/1/2022
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,877	1,473,861	1,473,861	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,336	235,242	235,242	1/1/2025
	StayTuned Digital, Inc. Subtotal					1,768,213	1,709,103	1,709,103
	Swiftly Systems, Inc.		Senior Secured	11.5%		4,713,756	4,077,467	4,077,467	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,473,626	2,364,621	2,364,621	1/1/2025
	Swiftly Systems, Inc. Subtotal					7,187,382	6,442,088	6,442,088
	Swivel, Inc.		Senior Secured	12.0%		83,680	83,680	83,680	10/1/2022
	Swivel, Inc.		Senior Secured	12.0%		67,603	66,233	66,233	8/1/2022
	Swivel, Inc. Subtotal					151,283	149,913	149,913
	Terragon, Inc. ** ^		Senior Secured	12.0%		480,496	365,014	365,014	5/1/2024
	Trucking Jobs Technologies, Inc.		Senior Secured	10.5%		634,198	584,969	584,969	7/1/2024
	Truthset, Inc.		Senior Secured	10.5%		185,411	179,361	179,361	2/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Truthset, Inc.		Senior Secured	10.5%		222,283	222,283	222,283	5/1/2023
	Truthset, Inc. Subtotal					407,694	401,644	401,644
	WorkRails, Inc.		Senior Secured	12.0%		123,625	120,527	120,527	3/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,239	339,771	339,771	2/1/2025
	WorkRails, Inc. Subtotal					494,864	460,298	460,298
	Workspot, Inc.		Senior Secured	12.0%		2,352,623	2,265,753	2,265,753	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		220,008	215,206	215,206	8/1/2022
	Workspot, Inc.		Senior Secured	12.0%		272,328	270,000	270,000	10/1/2022
	Workspot, Inc.		Senior Secured	12.0%		903,253	864,056	864,056	3/1/2024
	Workspot, Inc. Subtotal					3,748,212	3,615,015	3,615,015
Software Total		24.6%				$60,818,891	$56,800,561	$56,598,962

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,980,078	$1,874,081	$1,874,081	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,711	735,489	735,489	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		7,919,550	7,244,078	7,244,078	6/1/2024
	iLearningEngines Inc. Subtotal					12,375,339	9,853,648	9,853,648
	Klar Holdings Limited ** ^		Senior Secured	12.5%		91,083	84,354	84,354	10/1/2022
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	2,487,279	2,439,207	2,439,207	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%		2,473,187	2,327,776	2,327,776	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	171,136	165,351	165,351	7/1/2023
	Klar Holdings Limited Subtotal ** ^					5,222,685	5,016,688	5,016,688
	Liftit, Inc. ** ^		Senior Secured	12.0%		181,508	180,377	180,377	10/1/2022
	Liftit, Inc. ** ^		Senior Secured	12.0%		146,623	143,541	143,541	8/1/2022
	Liftit, Inc. Subtotal ** ^					328,131	323,918	323,918
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,717,780	3,467,958	3,467,958	2/1/2025
	Loansnap Holdings Inc. **		Senior Secured	11.0%		1,179,442	1,145,802	1,145,802	12/1/2022
	Loansnap Holdings Inc. Subtotal **					4,897,222	4,613,760	4,613,760
	Riffyn, Inc.		Senior Secured	11.5%		1,746,666	1,699,155	1,699,155	2/1/2024
	Riffyn, Inc.		Senior Secured	11.5%		1,864,230	1,846,053	1,846,053	4/1/2024
	Riffyn, Inc. Subtotal					3,610,896	3,545,208	3,545,208
	Zanbato, Inc.		Senior Secured	11.0%		2,522,754	2,469,483	2,469,483	9/1/2023
	Zeel Networks, Inc.		Senior Secured	11.0%		2,004,362	1,951,357	1,916,763	6/1/2024
Technology Services Total		12.1%				$30,961,389	$27,774,062	$27,739,468

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$619,299	$604,976	$604,976	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,050	40,220	40,220	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	12.0%		41,078	40,718	40,718	9/1/2022
	AirVine Scientific, Inc.		Senior Secured	10.8%		618,987	586,089	586,089	6/1/2024
	AirVine Scientific, Inc. Subtotal					1,320,414	1,272,003	1,272,003
	MeshPlusPlus, Inc.		Senior Secured	12.5%		677,531	634,884	634,884	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,256	241,501	241,501	6/1/2024
	MeshPlusPlus, Inc. Subtotal					924,787	876,385	876,385
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,245,500	2,223,695	2,223,695	8/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		4,080,176	3,975,828	3,975,828	6/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		2,346,787	2,322,840	2,322,840	9/1/2023
	Parallel Wireless, Inc. Subtotal					8,672,463	8,522,363	8,522,363
Wireless Total		4.6%				$10,917,664	$10,670,751	$10,670,751
Grand Total Loans		210.3%				$535,514,424	$501,909,222	$484,047,644

Company	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	3.0%	$6,939,126	$6,939,126
Total Cash Equivalents	3.0%	$6,939,126	$6,939,126
* As of December 31, 2021, loans with a cost basis of $27.1 million and a fair value of $9.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

** Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2021, 13.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedules of Derivative Instruments

As of December 31, 2022 and 2021

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,244,303	$—	$4,244,303

Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,421,781	—	3,421,781

Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,978,267	—	2,978,267

Total				$227,000,000	$10,644,351	$—	$10,644,351

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2021
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.15%, to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.17% to be paid monthly	MUFG Union Bank, N.A.	6/30/2025	$20,000,000	$255,356	—	$255,356

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.00% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	87,000,000	377,254	—	377,254

Floating interest rate of USD-LIBOR-BBA with a cap rate of 1.50% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	329,992	—	329,992

Floating interest rate of USD-LIBOR-BBA with a cap rate of 2.25% to be received monthly	Floating interest rate of USD-LIBOR-BBA with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	(130,697)	—	(130,697)

Total				$247,000,000	$831,905	$—	$831,905

(a) The unrealized appreciation/(depreciation) was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
    Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company electing status as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction.

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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. and U.S. Bank National Association, and as a result are subject to custodial concentration risk for cash and cash equivalents. Cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is unsecured. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2022, the Fund held 6,754,823 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06% and $319,834 in cash, which represented 2.64% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 6,939,126 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 3.01% of the net assets of the Fund.

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

Investment Valuation
    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board of Directors, all valuations are determined under the direction of the Manager, in accordance with the valuation methods and Rule 2a-5.

As of December 31, 2022 and 2021, the financial statements included nonmarketable investments of $489.7 million and $484.0 million, respectively, (or 94.7% and 96.6% of total assets, respectively), with the fair values determined by the Manager in the absence of readily available market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.
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

As of December 31, 2022 and 2021, loans with a cost basis of $40.0 million and $27.1 million and a fair value of $12.4 million and $9.6 million, respectively, were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

The underlying asset value is estimated based on information available.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2022 and 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

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

The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the quarterly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. The Fund is evaluating the effects of these amendments on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES

    The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2022 and 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following table shows the weighted-average interest rate of the performing loans and all loans.

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Weighted-Average Interest Rate - Cash	13.21%	15.76%	13.27%	15.50%
Weighted Average Interest Rate - Non-Cash	3.57%	5.86%	3.48%	5.71%
Weighted-Average Interest Rate	16.78%	21.62%	16.75%	21.21%

    Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

    The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of the loan often approximates fair value.

    All loans as of December 31, 2022 and 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2022 and 2021, the Fund had unexpired unfunded commitments to borrowers of $68.1 million and $97.9 million, respectively.
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

    There were no transfers in and out of Level 1, 2 or 3 during the year ended December 31, 2022 and 2021.

    The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Funds’ loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund’s loan investments are classified as Level 3.

    The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$20,242,076	Hypothetical market analysis	Hypothetical market coupon rate	13% - 17%	15%

Computers & Storage	$22,378,980	Hypothetical market analysis	Hypothetical market coupon rate	14 - 16%	14%

Enterprise Networking	$3,549,308	Asset Recovery	Probability weighting of alternative outcomes	10% - 40% *

Internet	$58,936,140	Hypothetical market analysis	Hypothetical market coupon rate	14% - 30%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	$6,814,809	Hypothetical market analysis	Hypothetical market coupon rate	13% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%*

Other Healthcare	$35,863,539	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 80%*

Other Technology	$238,242,511	Hypothetical market analysis	Hypothetical market coupon rate	14% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	$5,178,554	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	$72,045,093	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 90%^

Technology Services	$23,738,663	Hypothetical market analysis	Hypothetical market coupon rate	13% - 24%	20%
		Asset Recovery	Probability weighting of alternative outcomes	25%*

Wireless	$2,701,992	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%

Total Loan Investments	$489,691,665

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
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

    The following tables present the balances of assets and liabilities as of December 31, 2022 and 2021 measured at fair value on a recurring basis:

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$489,691,665	$489,691,665
Derivative assets	—	10,644,351	—	10,644,351
Cash equivalents	6,754,823	—	—	6,754,823
Total	$6,754,823	$10,644,351	$489,691,665	$507,090,839

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	—	244,500,000	—	244,500,000
Total	$—	$244,500,000	$—	$244,500,000

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$484,047,644	$484,047,644
Derivative assets	—	962,602	—	962,602
Cash equivalents	6,939,126	—	—	6,939,126
Total	$6,939,126	$962,602	$484,047,644	$491,949,372

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$263,000,000	$—	$263,000,000
Derivative liability	—	130,697	—	130,697
Total	$—	$263,130,697	$—	$263,130,697
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2022
	Loans	Warrants	Stocks	Others
Beginning balance	$484,047,644	$—	$—	$—
Acquisitions and originations	236,094,146	16,224,696	2,810,274	314,220
Principal payments on loans, net of accretion	(210,910,358)	—	—	—
Proceeds from sale of loan	(1,800,000)	—	—	—
Distributions to shareholder	—	(16,224,696)	(2,810,274)	(314,220)
Net realized loss from loans	(3,387,060)	—	—	—
Net change in unrealized loss from loans	(14,352,707)	—	—	—
Ending balance	$489,691,665	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2022	$(17,199,833)	$—	$—	$—

	For the Year Ended December 31, 2021
	Loans	Warrants	Stocks
Beginning balance	$310,522,149	$—	$—
Acquisitions and originations	358,801,269	34,182,382	1,846,658
Principal payments on loans, net of accretion	(179,783,947)	—	—
Distributions to shareholder	—	(34,182,382)	(1,846,658)
Net realized loss from loans	(119,127)	—	—
Net change in unrealized loss from loans	(5,372,700)	—	—
Ending balance	$484,047,644	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2021	$(5,620,711)	$—	$—

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
5.  CAPITAL STOCK
As of both December 31, 2022 and 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2022 and 2021, was $460.0 million. Total contributed capital to the Company through December 31, 2022 and 2021 was $460.0 million and $388.7 million, respectively, of which $407.1 million and $345.6 million was contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash distributions	$62,500,000	$85,800,000	$30,800,000
Distributions of equity securities and convertible notes	19,349,190	36,029,040	15,616,824
Total distributions to shareholder	$81,849,190	$121,829,040	$46,416,824

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

    On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of December 31, 2022 and 2021, the Fund’s asset coverage for borrowings was 209% and 187%, respectively.

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
On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). An additional $50.0 million was potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

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
Borrowings of the Fund are collateralized by all of the assets of the Fund and the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of December 31, 2022, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.
The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2022 and 2021, $244.5 million and $263.0 million, respectively, was outstanding under the facility.
    As of December 31, 2022, the SOFR rate was as follows:

Overnight	4.3000%
Daily Simple SOFR	4.3000%
30-day Average SOFR	4.0617%
90-day Average SOFR	3.6189%
    Bank fees and other costs of $4.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2022 and 2021, the unamortized fees and costs of $1.3 million and $2.0 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
    The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2022 and 2021, Management is not aware of instances of non-compliance with financial covenants.
    The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
SOFR Rate Loan	$244,500,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$244,500,000
(a)Inclusive of 2.60% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.
    The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$263,000,000	March 18, 2024	Variable based on 1-Month LIBOR rate
Total Outstanding	$263,000,000
(a) Inclusive of 2.50% applicable LIBOR margin plus LIBOR rate.
The floating interest rate for the debt facility as of December 31, 2022 and 2021 was 4.30% and 0.10%, respectively.

7. MANAGEMENT AND RELATED PARTIES

Management
On October 13, 2022, in connection with the Transaction, the Fund entered into a new investment management agreement (the “Current Agreement”), by and between the Fund and the Manager, that replaced the previous investment management agreement entered into between the Fund and the Manager (the “Previous Agreement”). The closing of the Transaction constituted a change of control of the Manager which caused the Previous Agreement to terminate. Significant terms of the Current Agreement are the same as those of the Previous Agreement, including the fee rates described below.
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager receives a management fee (“Management Fee”) computed and paid at the end of the quarter at an annual rate of the Company’s committed equity capital (regardless of when or if the capital was called) based on the following schedule of annual percentages:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
For the periods from January 1, 2022 through June 30, 2022 and from July 1, 2022 through December 31, 2022, Management Fees were calculated at 1.500% and 1.250% of the Company's committed capital, respectively. For the periods from January 1, 2021 through June 30, 2021 and from July 1, 2021 through December 31, 2021, Management Fees were calculated at 1.575% and 1.500% of the Company's committed capital, respectively.
Management Fees of $6.3 million, $7.1 million and $7.3 million were recognized as expenses for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)
    The Manager also serves as investment manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests.  Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. Effective March 31, 2020, Fund VIII was no longer permitted to enter new commitments to borrowers; however, Fund VIII was permitted to fund existing commitments in which the Fund might also be invested. Fund VIII's last commitment expired on September 30, 2021. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Statement of Assets and Liabilities as of December 31, 2022 and 2021.

	Derivative Assets		Derivative Liabilities
Derivative Instruments	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate collar	$10,644,351	$962,602	$—	$130,697

The following table shows the effect of the Fund's derivative instruments on the Fund's Statement of Operations for the years ended December 31, 2022, 2021 and 2020.

		For the Year Ended December 31,
Derivative Instruments	Statements of Operations Caption	2022	2021	2020
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$9,812,446	$886,648	$(54,742)
	Net realized gain (loss) from derivative instruments	$1,891,885	$(128,416)	$(1,574)
Interest rate swap and floor	Net change in unrealized gain (loss) from derivative instruments	$—	$1,199,471	$(373,898)
	Net realized loss from derivative instruments	$—	$(1,220,269)	$(959,173)

The following tables show the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,644,351	$—	$—	$—	$10,644,351
Total	$10,644,351	$—	$—	$—	$10,644,351

	As of December 31, 2021
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
MUFG Union Bank, N.A.	$255,356	$—	$—	$—	$255,356
Zions Bancorporation, N.A.	707,246	(130,697)	—	—	576,549
Total	$962,602	$(130,697)	$—	$—	$831,905

	As of December 31, 2021
Counterparty	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(130,697)	$130,697	$—	$—	$—
Total	$(130,697)	$130,697	$—	$—	$—

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty. There were no derivative liabilities as of December 31, 2022.

9. TAX STATUS
    The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

    Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2022 and 2021:

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$521,905,950	$—	$(32,214,285)	$(32,214,285)
Derivative assets	—	10,644,351		10,644,351
Total	$521,905,950	$10,644,351	$(32,214,285)	$(21,569,934)

There were no derivative liabilities as of December 31, 2022.

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$501,909,222	$—	$(17,861,578)	$(17,861,578)
Derivative assets	—	962,602	—	962,602
Total	$501,909,222	$962,602	$(17,861,578)	$(16,898,976)

	As of December 31, 2021
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(130,697)	$(130,697)
Total	$—	$—	$(130,697)	$(130,697)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2022 and 2021, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2022 and 2021, the tax character of distributions paid was ordinary income in the amount of $62.9 million and $69.5 million, and return of capital of $18.9 million and $52.3 million, respectively.

As of December 31, 2022 and 2021, the components of total distributions on a tax basis were as follows:

	December 31, 2022	December 31, 2021
Accumulated capital losses	$(6,418,486)	$(4,923,311)
Other temporary differences	(1,091,811)	(1,105,931)
Distributions in excess of net investment income	(109,832,473)	(92,372,533)
Net unrealized depreciation	(21,569,935)	(17,029,674)
Total distributions	$(138,912,705)	$(115,431,449)

    As of December 31, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

    The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. UNEXPIRED UNFUNDED COMMITMENTS
     As of December 31, 2022 and 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $68.1 million and $97.9 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.
    The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2022 and 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/2023
Airspeed, Inc.	Other Technology	625,000	03/31/2023
Azumo, Inc.	Other Technology	1,000,000	03/31/2023
Bankroll Club, LLC	Other Technology	1,000,000	01/31/2023
BlueCart, Inc.	Software	500,000	04/30/2023
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Canopy Technology Corp.	Software	1,000,000	02/28/2023
CornerUp, Inc.	Other Technology	1,000,000	06/30/2023
Creoate Limited	Other Technology	500,000	03/31/2023
EasyKnock, Inc.	Other Technology	2,500,000	01/31/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
Form Remodel, Inc.	Software	500,000	01/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Grayce, Inc.	Other Healthcare	750,000	03/31/2023
Heading Health Inc.	Other Technology	750,000	06/30/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Holo, Inc.	Other Technology	500,000	01/15/2023
iLearningEngines Inc.	Technology Services	2,500,000	01/31/2023
Julie Products Inc.	Other Healthcare	750,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/2023
KBS, Inc.	Other Healthcare	500,000	05/30/2023
LendTable Inc.	Other Technology	1,500,000	07/31/2023
Literati, Inc.	Other Technology	2,500,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
Miami Labs, Inc.	Internet	7,500,000	06/30/2023
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Open Inc.	Other Healthcare	500,000	01/31/2023
Overalls, Inc.	Software	500,000	03/31/2023
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/2023
PlantBaby, inc.	Other Technology	125,000	01/31/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
Rise Gardens, Inc.	Other Technology	500,000	02/28/2023
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/2023
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/2023
TLNT Inc.	Other Technology	625,000	04/30/2023
Ukko Inc.	Biotechnology	2,500,000	03/31/2023
Vinvesto, Inc.	Internet	500,000	02/28/2023
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Zimeno Inc.	Other Technology	6,250,000	01/29/2023
Total		$68,075,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
10club Pte Ltd.	Internet	$25,000,000	09/30/2022
Amino, Inc.	Software	11,000,000	12/31/2022
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/2022
Coterie Applications, Inc.	Other Technology	5,000,000	01/31/2022
Fakespot, Inc.	Other Technology	500,000	01/31/2022
Genomic Prediction, Inc.	Biotechnology	1,000,000	03/31/2022
iLearningEngines Inc.	Technology Services	7,500,000	07/31/2022
Invert Robotics Group, Ltd.	Other Technology	1,000,000	01/31/2022
Kinoo, Inc.	Other Technology	1,000,000	04/30/2022
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/2022
Lassen Peak, Inc.	Security	375,000	01/31/2022
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/2022
Luva Inc.	Other Technology	500,000	02/28/2022
MASC Inc.	Other Technology	1,500,000	07/31/2022
Mavenform, Inc.	Other Technology	2,000,000	04/30/2022
Merlin Labs, Inc.	Other Technology	1,000,000	03/31/2022
Norbert Health, Inc.	Medical Devices	1,000,000	01/31/2022
Phase Four, Inc.	Other Technology	1,000,000	04/01/2022
RenoFi, Inc.	Internet	6,000,000	10/31/2022
Safe Securities Inc.	Software	2,000,000	04/15/2022
SF Insuretech, Inc.	Software	5,000,000	03/31/2022
StayTuned Digital, Inc.	Software	3,213,732	12/31/2022
Taptap Send, Inc.	Other Technology	9,000,000	12/31/2022
Therapydia, Inc.	Other Healthcare	1,000,000	04/30/2022
Trucking Jobs Technologies, Inc.	Software	610,000	01/31/2022
Usual Beverage Co.	Internet	1,000,000	01/31/2022
WorkRails, Inc.	Software	250,000	05/31/2022
Total		$97,948,732

11. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2022, 2021, 2020, 2019, and 2018.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
For the years ended December 31, 2022, 2021, 2020, 2019 and 2018, the ratios of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018

Total return	26.49%	33.72%	13.87%	9.70%	160.39%

Per share amounts:
Net asset value, beginning of year	$2,301.94	$1,833.27	$1,138.32	$740.89	$(1.59)

Net investment income (loss)	644.03	709.50	339.13	118.72	(9.64)
Net realized and change in unrealized loss from loans and derivative instruments	(60.35)	(47.54)	(130.01)	(41.97)	—
Net increase (decrease) in net assets resulting from operations	583.68	661.96	209.12	76.75	(9.64)

Distributions of income to shareholder	(629.08)	(694.82)	(329.25)	(94.05)	(72.88)
Return of capital to shareholder	(189.42)	(523.47)	(134.92)	(241.27)	—
Contributions from shareholder	615.00	1,025.00	950.00	656.00	825.00
Net asset value, end of year	$2,682.12	$2,301.94	$1,833.27	$1,138.32	$740.89

Net assets, end of year	$268,212,295	$230,193,551	$183,326,835	$113,832,373	$74,088,727

Ratios to average net assets:
Expenses	7.95%	6.69%	8.17%	14.78%	16.60%
Net investment income (loss)	26.17%	31.60%	22.50%	14.70%	(2.96)%
Portfolio turn-over rate	0.38%	—%	—%	0.54%	—%
Average debt outstanding	$264,153,846	$206,569,231	$109,269,231	$61,169,231	$6,000,000	^

^ The average debt outstanding is over the period from the establishment of the debt facility, December 20, 2018, through December 31, 2018.

12. SUBSEQUENT EVENTS

On March 10, 2023, SVB Financial Group’s (“SVB”) wholly owned subsidiary, Silicon Valley Bank (the “Bank”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. The Fund had exposure to this event indirectly through certain of its Portfolio Companies who hold deposits with SVB in excess of the FDIC insured limits, which could impact their ability to repay the Fund and meet other contractual obligations.

On March 12, 2023, the FDIC in a joint statement with the Federal Reserve and the Department of Treasury announced that all depositors of SVB will be fully protected and were given full access to their funds beginning March 13, 2023.

Other than the foregoing, the Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.