Form 10-Q
period 2023-03-31
Venture Lending & Leasing IX, Inc.
filed 2023-05-11
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2023
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of March 31, 2023 and December 31, 2022

Condensed Schedules of Derivative Instruments (Unaudited)
As of March 31, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $496,401,318 and $521,905,950)	$463,976,758	$489,691,665
Derivative assets	8,613,122	10,644,351
Cash and cash equivalents	37,905,619	7,074,657
Dividend and interest receivables	6,023,339	6,374,578
Other assets	2,803,713	3,411,846
Total assets	519,322,551	517,197,097

LIABILITIES
Borrowings under debt facility	235,500,000	244,500,000
Accrued management fees	1,437,500	1,437,500
Accounts payable and other accrued liabilities	2,259,512	3,047,302
Total liabilities	239,197,012	248,984,802

NET ASSETS	$280,125,539	$268,212,295

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(116,194,481)	(116,194,481)
Total distributable losses	(10,804,980)	(22,718,224)
Net assets (equivalent to $2,801.26 and $2,682.12 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$280,125,539	$268,212,295

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$33,750,000	$68,075,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

INVESTMENT INCOME:
Interest on loans	$18,637,597	$21,013,694
Other income	1,067,644	$79,956
Total investment income	19,705,241	21,093,650

EXPENSES:
Management fees	1,437,500	1,725,000
Interest expense	4,549,023	2,156,870
Banking and professional fees	175,489	307,597
Other operating expenses	30,392	28,109
Total expenses	6,192,404	4,217,576
Net investment income	13,512,837	16,876,074

Net realized gain (loss) from loans	1,256	(328,738)
Net realized gain (loss) from derivative instruments	1,605,037	(164,462)
Net change in unrealized loss from loans	(210,275)	(359,981)
Net change in unrealized gain (loss) from derivative instruments	(2,031,229)	5,415,005
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(635,211)	4,561,824

Net increase in net assets resulting from operations	$12,877,626	$21,437,898

Amounts per common share:
Net increase in net assets resulting from operations per share	$128.78	$214.38
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	21,437,898	21,437,898
Distributions of income to shareholder	—	—	—	—	(16,382,874)	(16,382,874)
Return of capital to shareholder	—	—	—	(7,679,886)	—	(7,679,886)
Contributions from shareholder	—	—	12,500,000	—	—	12,500,000
Balance at March 31, 2022	100,000	$100	$358,124,900	$(104,933,372)	$(13,122,939)	$240,068,689

Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	12,877,626	12,877,626
Distributions of income to shareholder	—	—	—	—	(964,382)	(964,382)
Balance at March 31, 2023	100,000	$100	$407,124,900	$(116,194,481)	$(10,804,980)	$280,125,539

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$12,877,626	$21,437,898
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss from loans	(1,256)	328,738
Net realized (gain) loss from derivative instruments	(1,605,037)	164,462
Net change in unrealized loss from loans	210,275	359,981
Net change in unrealized (gain) loss from derivative instruments	2,031,229	(5,415,005)
Amortization of deferred costs related to borrowing facility	265,991	216,848
Origination of loans	(16,500,000)	(50,725,000)
Principal payments on loans, net of accretion	41,414,928	33,670,922
Acquisition of equity securities	(373,422)	(3,906,804)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	351,239	441,217
Net (increase) decrease in other assets	342,142	(259,475)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(787,790)	(1,981,421)
Net cash provided by (used in) operating activities	38,225,925	(5,667,639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(18,000,000)
Contributions from shareholder	—	12,500,000
Borrowings under debt facility	6,500,000	24,500,000
Repayments of borrowings under debt facility	(15,500,000)	(7,500,000)
Payments made for derivative instruments	—	(164,462)
Payments received from derivative instruments	1,605,037	—
Net cash provided by (used in) financing activities	(7,394,963)	11,335,538

Net increase in cash and cash equivalents	30,830,962	5,667,899

CASH AND CASH EQUIVALENTS:
Beginning of period	7,074,657	6,939,126
End of period	$37,905,619	$12,607,025

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$4,220,382	$1,841,512
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$964,382	$6,062,760
Receipt of equity securities as repayment of loans	$590,960	$2,155,956

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$5,801,077	$5,556,015	$5,556,015	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		14,087	13,968	13,968	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		97,718	97,453	97,453	6/1/2023
	Driver Bioengineering, Inc. Subtotal					111,805	111,421	111,421
	Genomic Prediction, Inc.		Senior Secured	11.0%		751,907	721,175	721,175	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,440,166	1,406,360	1,406,360	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,159,157	2,128,373	2,128,373	12/1/2024
	GLO Pharma, Inc. Subtotal					3,599,323	3,534,733	3,534,733
	Quartzy, Inc.		Senior Secured	11.0%		1,237,438	1,173,691	1,173,691	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,795	1,181,407	1,181,407	8/1/2026
	Quartzy, Inc.		Senior Secured	12.0%		128,597	125,930	125,930	8/1/2023
	Quartzy, Inc.		Senior Secured	11.0%		1,208,082	906,251	906,251	2/1/2026
	Quartzy, Inc.		Senior Secured	12.0%		516,732	512,508	512,508	5/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,238,097	1,177,144	1,177,144	10/1/2026
	Quartzy, Inc.		Senior Secured	12.0%		584,935	579,499	579,499	7/1/2024
	Quartzy, Inc. Subtotal					6,151,676	5,656,430	5,656,430
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,278,565	3,278,565	5/1/2026
Biotechnology Total		6.7%				$19,915,788	$18,858,339	$18,858,339

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$862,864	$855,581	$855,581	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,826,508	14,298,552	14,298,552	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.0%		3,450,125	3,386,688	3,386,688	3/1/2024
	Canary Connect, Inc. Subtotal					19,139,497	18,540,821	18,540,821
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,287,233	1,287,233	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,662,232	2,662,232
Computers & Storage Total		7.6%				$21,889,497	$21,203,053	$21,203,053

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,820,637	$4,400,267	$3,364,959	*
		1.2%				$5,820,637	$4,400,267	$3,364,959

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$1,234,827	$954,710	$954,710	8/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,030,049	3,950,599	3,950,599	11/1/2025
	10club Pte Ltd. Subtotal ** ^					5,264,876	4,905,309	4,905,309
	Ainsly, Inc. ** ^		Senior Secured	12.5%		55,783	54,328	54,328	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		188,417	188,408	188,408	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		282,626	193,949	193,949	7/1/2025
	Ainsly, Inc. Subtotal ** ^					526,826	436,685	436,685
	D2C Store, Inc.		Senior Secured	10.0%		2,002,500	1,714,617	1,714,617	*
	Good Counsel, LLC		Senior Secured	12.3%		2,966,919	2,861,876	2,861,876	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		2,727,889	2,659,524	2,659,524	9/1/2024
	Kings Mountain I LLC		Senior Secured	11.5%		150,000	143,483	121,871	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,019,426	7,019,426	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,391,430	1,310,646	1,310,646	1/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Osix Corporation		Senior Secured	12.0%		3,653,475	3,237,675	3,237,675	2/1/2025
	Pixalate, Inc.		Senior Secured	12.5%		5,063,133	4,800,520	4,800,520	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,454,693	11,454,693	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,036	1,461,497	1,461,497	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		28,181	27,933	27,933	6/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,397,760	1,281,298	1,281,298	7/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		328,356	324,576	324,576	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		28,196	28,117	28,117	6/1/2023
	RenoFi, Inc. Subtotal					3,266,529	3,123,421	3,123,421
	Residently USA, LLC ** ^		Senior Secured	12.0%		429,014	404,421	324,954	9/1/2024
	RetailerX, Inc.		Senior Secured	12.0%		1,566,810	1,528,161	1,528,161	2/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		1,979,407	1,886,919	1,886,919	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		989,813	973,250	973,250	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		990,216	970,908	970,908	4/1/2026
	RetailerX, Inc.		Senior Secured	12.0%		498,181	488,258	488,258	5/1/2024
	RetailerX, Inc. Subtotal					6,024,427	5,847,496	5,847,496
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Starface World, Inc.		Senior Secured	11.3%		658,661	652,060	652,060	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		1,645,616	1,604,435	1,604,435	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		293,242	288,631	288,631	11/1/2023
	Starface World, Inc.		Senior Secured	12.0%		181,506	180,228	180,228	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		658,807	651,661	651,661	10/1/2024
	Starface World, Inc. Subtotal					3,437,832	3,377,015	3,377,015
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,743,750	1,727,529	1,727,529	12/1/2024
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	220,314	220,314	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	470,314	470,314
Internet Total		19.9%				$66,367,365	$60,877,280	$55,871,987

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$860,695	$834,565	$834,565	3/1/2024
	Anutra Medical, Inc.		Senior Secured	18.0%		398,742	346,750	265,129	*
	CytoVale, Inc.		Senior Secured	12.0%		2,374,360	2,336,205	2,336,205	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		532,184	506,835	506,835	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	724,740	724,740	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		258,901	257,742	257,742	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		517,673	512,150	512,150	10/1/2023
	Siren Care, Inc. Subtotal					776,574	769,892	769,892
Medical Devices Total		1.9%				$15,692,555	$14,414,090	$5,437,366

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$846,161	$796,929	$796,929	7/1/2024
	Alchera Incorporated		Senior Secured	12.0%		1,265,768	1,236,953	1,236,953	4/1/2025
	Alchera Incorporated Subtotal					2,111,929	2,033,882	2,033,882
	Elysium Health, Inc.		Senior Secured	12.0%		5,040,409	4,746,084	4,746,084	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		1,381,181	1,360,467	1,360,467	9/1/2023
	GoForward, Inc.		Senior Secured	11.5%		1,656,049	1,640,515	1,640,515	6/1/2024
	GoForward, Inc. Subtotal					3,037,230	3,000,982	3,000,982
	Grayce, Inc.		Senior Secured	11.8%		361,268	356,696	356,696	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		750,000	696,824	696,824	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		628,149	608,261	608,261	9/1/2024
	Grayce, Inc. Subtotal					1,739,417	1,661,781	1,661,781

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Hello Heart Inc.		Senior Secured	11.0%		1,057,449	1,025,498	1,025,498	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,802,993	1,786,362	1,786,362	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		218,266	217,389	217,389	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		37,556	37,519	37,519	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		46,932	46,785	46,785	4/1/2023
	Hello Heart Inc. Subtotal					3,163,196	3,113,553	3,113,553
	Honeybee Health, Inc.		Senior Secured	11.0%		1,935,821	1,815,817	1,815,817	9/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		2,426,109	2,292,558	2,292,558	8/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		131,383	130,678	130,678	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		1,191,751	1,158,597	1,158,597	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		783,691	771,464	771,464	2/1/2025
	HumanAPI, Inc. Subtotal					4,532,934	4,353,297	4,353,297
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	929,626	929,626	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	361,833	361,833	4/1/2026
	Julie Products Inc. Subtotal					1,375,000	1,291,459	1,291,459
	KBS, Inc.		Senior Secured	14.0%		250,000	220,735	220,735	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,437,345	1,437,345	12/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,445,036	1,399,839	1,399,839	12/1/2024
	Minded, Inc. Subtotal					2,945,036	2,837,184	2,837,184
	Open Inc.		Senior Secured	14.8%		500,000	489,879	489,879	3/1/2026
	Open Inc.		Senior Secured	13.5%		500,000	466,444	466,444	3/1/2026
	Open Inc. Subtotal					1,000,000	956,323	956,323
	Oula Health, Inc.		Senior Secured	12.0%		197,475	195,618	195,618	7/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		298,062	291,388	291,388	2/1/2024
	Oula Health, Inc. Subtotal					495,537	487,006	487,006
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		941,756	893,655	893,655	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		435,869	428,023	428,023	10/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	14,158	14,158	14,158	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,432	485,923	485,923	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		361,660	334,093	334,093	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		471,284	464,025	464,025	1/1/2026
	Therapydia, Inc. Subtotal					1,777,403	1,726,222	1,726,222
	Tia, Inc.		Senior Secured	11.8%		1,569,205	1,555,269	1,555,269	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		995,020	949,442	949,442	5/1/2024
	Tia, Inc. Subtotal					2,564,225	2,504,711	2,504,711
	Vessel Health, Inc.		Senior Secured	12.0%		710,604	637,041	637,041	12/1/2024
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	216,344	216,344	5/1/2026
Other Healthcare Total		11.6%				$35,643,759	$34,201,468	$32,496,076

Other Technology
	8i Corporation		Senior Secured	12.0%		$492,593	$484,134	$484,134	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		515,932	500,865	500,865	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	579,552	579,552	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	624,810	624,810	7/1/2026
	Airspeed, Inc. Subtotal					1,250,000	1,204,362	1,204,362
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		918,215	675,685	429,436	*
	ATeam Army, Inc.		Senior Secured	12.0%		47,441	47,274	47,274	4/1/2023
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,368,213	1,368,213	1/1/2026
	Bankroll Club, LLC		Senior Secured	14.8%		1,000,000	1,000,000	1,000,000	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	865,785	865,785	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,265,605	1,158,978	1,158,978	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,266,019	1,266,019	1,266,019	4/1/2025
	Bankroll Club, LLC Subtotal					4,531,624	4,290,782	4,290,782

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	259,449	259,449	*
	BloomTech Inc.		Senior Secured	11.3%		742,370	736,325	736,325	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		461,863	461,863	461,863	8/1/2023
	BloomTech Inc. Subtotal					1,204,233	1,198,188	1,198,188
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,413,964	1,362,821	1,362,821	9/1/2024
	Bryte, Inc.		Senior Secured	10.0%		2,105,919	2,020,570	2,020,570	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		207,218	206,743	206,743	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		138,839	137,734	137,734	5/1/2023
	BW Industries, Inc. Subtotal					346,057	344,477	344,477
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		3,299,669	2,917,383	2,917,383	10/1/2024
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,183,287	2,183,287	2,183,287	5/1/2025
	Candy Club Holdings, Inc. Subtotal **					5,482,956	5,100,670	5,100,670
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,687,641	1,600,807	1,600,807	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,731,783	1,688,354	1,688,354	4/1/2026
	Ceres Imaging, Inc. Subtotal					3,419,424	3,289,161	3,289,161
	Content Adjacent, Inc.		Senior Secured	12.0%		1,497,058	1,366,969	1,366,969	7/1/2024
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,688,192	3,688,192	7/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,584,291	3,584,291	1/1/2026
	Copia Global Inc. Subtotal ** ^					7,500,000	7,272,483	7,272,483
	CornerUp, Inc.		Senior Secured	15.0%		250,000	243,724	243,724	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	200,422	200,422	3/1/2026
	CornerUp, Inc. Subtotal					500,000	444,146	444,146
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	244,353	244,353	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	706,190	706,190	12/1/2025
	Creoate Limited Subtotal ** ^					1,000,000	950,543	950,543
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,887,449	875,527	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,246,500	2,246,500	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,410,922	2,410,922	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,429,467	2,429,467	12/1/2025
	EasyKnock, Inc. Subtotal					7,500,000	7,086,889	7,086,889
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,110,644	1,952,892	1,952,892	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,402,592	2,338,291	2,338,291	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,513,236	4,291,183	4,291,183
	Fakespot, Inc.		Senior Secured	12.0%		894,657	865,187	837,993	8/1/2024
	Fanimal, Inc.		Senior Secured	11.8%		243,994	210,864	210,864	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	365,687	365,687	7/1/2026
	Fanimal, Inc. Subtotal					618,994	576,551	576,551
	Fitplan, Inc. ** ^		Senior Secured	12.5%		373,252	345,100	345,100	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		561,488	553,756	553,756	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,153,674	2,093,182	2,093,182	2/1/2025
	Heading Health Inc.		Senior Secured	12.5%		362,058	336,000	201,534	12/1/2024
	Heading Health Inc.		Senior Secured	13.5%		750,000	657,031	394,090	2/1/2026
	Heading Health Inc. Subtotal					1,112,058	993,031	595,624
	Higher Ground Education, Inc.		Senior Secured	12.5%		34,995	34,941	34,941	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		5,422,606	5,274,082	5,274,082	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,365,451	3,282,041	3,282,041	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,138	85,875	85,875	8/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		52,764	52,709	52,709	4/1/2023
	Higher Ground Education, Inc. Subtotal					8,961,954	8,729,648	8,729,648
	Hint, Inc.		Senior Secured	12.0%		7,174,735	6,252,374	6,252,374	5/1/2025
	Hint, Inc.		Senior Secured	12.0%		617,082	608,852	608,852	6/1/2023
	Hint, Inc. Subtotal					7,791,817	6,861,226	6,861,226
	Holo, Inc.		Senior Secured	15.5%		500,000	479,857	479,857	5/1/2026
	Holo, Inc.		Senior Secured	13.5%		1,000,000	903,382	903,382	12/1/2025
	Holo, Inc. Subtotal					1,500,000	1,383,239	1,383,239
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,410,688	1,366,488	1,366,488	7/1/2024
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,850,297	2,850,297	3/1/2026
	Hyphen Technologies, Inc. Subtotal					4,410,688	4,216,785	4,216,785
	Intergalactic Foods Corporation		Senior Secured	12.0%		376,675	363,843	363,843	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,400,725	2,400,725	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,510,100	1,421,114	1,421,114	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		394,713	392,414	392,414	6/1/2023
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,368,567	1,368,567	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		798,827	765,642	765,642	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,310,024	1,242,281	1,242,281	5/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,167	2,427,365	2,427,365	1/1/2026
	Lacuna Technologies, Inc. Subtotal					3,783,191	3,669,646	3,669,646
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,876,957	1,876,957	3/1/2026
	Level Home, Inc.		Senior Secured	11.8%		7,834,408	7,763,959	7,763,959	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		8,727,119	8,420,229	8,420,229	5/1/2025
	Level Home, Inc. Subtotal					16,561,527	16,184,188	16,184,188
	Literati, Inc.		Senior Secured	11.3%		4,947,626	4,715,778	4,715,778	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,474,622	2,436,699	2,436,699	9/1/2025
	Literati, Inc. Subtotal					7,422,248	7,152,477	7,152,477
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	974,091	974,091	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	409,192	409,192	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,500,000	1,383,283	1,383,283
	MASC Inc.		Senior Secured	12.0%		314,332	290,199	290,199	9/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		1,397,942	1,355,925	1,355,925	7/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		494,974	487,957	487,957	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		451,049	445,917	445,917	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		529,973	518,038	518,038	6/1/2024
	Mavenform, Inc. Subtotal					2,873,938	2,807,837	2,807,837
	Merlin Labs, Inc.		Senior Secured	11.0%		2,316,430	2,239,999	2,239,999	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,647,829	1,616,411	1,616,411	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		12,064,884	11,901,546	11,901,546	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		5,979,471	5,643,390	5,643,390	7/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		2,301,102	2,279,127	2,279,127	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	25,000	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,394,760	501,329	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		360,733	346,415	346,415	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		360,890	356,041	356,041	12/1/2024
	Ocho Holdings Co. Subtotal					721,623	702,456	702,456
	OnePointOne, Inc.		Senior Secured	12.0%		794,666	774,271	774,271	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		795,088	788,303	788,303	2/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OnePointOne, Inc. Subtotal					1,589,754	1,562,574	1,562,574
	Opya, Inc.		Senior Secured	12.0%		179,658	177,586	177,586	11/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,082,788	1,044,198	1,044,198	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		960,951	944,199	944,199	8/1/2025
	Phase Four, Inc. Subtotal					2,043,739	1,988,397	1,988,397
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,392,756	1,392,756	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		1,782,588	1,722,626	1,722,626	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,379,785	1,362,032	1,362,032	11/1/2024
	Plant Prefab, Inc. Subtotal					4,662,373	4,477,414	4,477,414
	PlantBaby, Inc.		Senior Secured	12.0%		125,000	121,692	121,692	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		220,750	204,183	204,183	5/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		117,719	114,946	114,946	7/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		125,000	107,133	107,133	1/1/2026
	PlantBaby, Inc. Subtotal					588,469	547,954	547,954
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,605,920	4,605,920	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,902,880	4,902,880	3/1/2026
	Platform Science, Inc.		Senior Secured	11.5%		1,027,534	1,015,927	1,015,927	10/1/2023
	Platform Science, Inc. Subtotal					11,027,534	10,524,727	10,524,727
	Privoro Holdings, Inc.		Senior Secured	12.0%		857,536	837,475	837,475	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	119,190	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	483,688	483,688	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	959,249	959,249	11/1/2025
	Rise Gardens, Inc. Subtotal					1,500,000	1,442,937	1,442,937
	Romaine Empire, Inc.		Senior Secured	13.5%		2,965,314	2,895,487	2,895,487	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.0%		2,968,408	2,706,364	2,706,364	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		1,164,371	1,153,225	1,153,225	9/1/2023
	Romaine Empire, Inc. Subtotal					7,098,093	6,755,076	6,755,076
	Saltbox, Inc.		Senior Secured	12.3%		48,442	48,201	48,201	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		746,256	704,128	704,128	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	952,134	952,134	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	741,792	741,792	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,750,000	1,693,926	1,693,926
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,880,302	1,880,302	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	13,306,249	13,306,249	*
	The Farm Project, PBC.		Senior Secured	12.0%		3,390,152	3,284,045	3,284,045	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,450,303	1,357,137	1,357,137	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		691,909	388,490	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,455,778	1,396,581	1,396,581	8/1/2025
	TLNT Inc.		Senior Secured	14.3%		375,000	331,233	331,233	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		125,000	121,701	121,701	4/1/2026
	TLNT Inc. Subtotal					500,000	452,934	452,934
	TomoCredit, Inc.		Senior Secured	12.5%		89,271	89,271	89,271	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		133,843	131,304	131,304	9/1/2023
	TomoCredit, Inc. Subtotal					223,114	220,575	220,575
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,792,084	4,792,084	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		2,656,540	2,614,742	2,614,742	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		2,657,508	2,610,055	2,610,055	6/1/2024
	Umbra Lab, Inc. Subtotal					10,314,048	10,016,881	10,016,881
	Veev Group, Inc.		Senior Secured	12.5%		424,672	423,754	423,754	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		141,528	139,673	139,673	6/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Veev Group, Inc.		Senior Secured	12.5%		14,466,511	14,134,603	14,134,603	12/1/2024
	Veev Group, Inc. Subtotal					15,032,711	14,698,030	14,698,030
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,584,884	1,191,061	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	486,006	486,006	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,055,440	990,944	990,944	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		633,354	618,871	618,871	4/1/2025
	Wellth, Inc. Subtotal					1,688,794	1,609,815	1,609,815
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
	World Wrapps II, Inc.		Senior Secured	12.0%		265,642	265,642	265,642	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		265,623	234,974	234,974	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		265,952	265,952	265,952	6/1/2024
	World Wrapps II, Inc. Subtotal					797,217	766,568	766,568
	Zeno Technologies, Inc.		Senior Secured	10.0%		235,104	215,567	215,567	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		235,104	235,101	235,101	7/1/2025
	Zeno Technologies, Inc. Subtotal					470,208	450,668	450,668
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,094,424	6,094,424	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,883,752	5,883,752	1/1/2026
	Zimeno Inc. Subtotal					12,500,000	11,978,176	11,978,176
Other Technology Total		82.2%				$258,633,667	$244,188,878	$230,262,684

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,849,362	$1,849,362	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,999,974	1,999,974	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,849,336	3,849,336
	Lassen Peak, Inc.		Senior Secured	11.0%		222,887	215,165	215,165	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	1,107,863	*
Security Total		1.9%				$6,221,404	$5,623,941	$5,172,364

Software
	Afero, Inc.		Senior Secured	12.3%		$909,072	$873,105	$873,105	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		7,048,007	6,855,177	6,855,177	2/1/2025
	Amino, Inc.		Senior Secured	11.5%		1,980,446	1,957,359	1,957,359	6/1/2026
	Amino, Inc.		Senior Secured	11.5%		1,863,622	1,846,547	1,846,547	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		2,275,946	2,228,351	2,228,351	11/1/2025
	Amino, Inc. Subtotal					13,168,021	12,887,434	12,887,434
	BackboneAI Inc.		Senior Secured	12.3%		56,505	55,530	55,083	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		56,532	56,360	55,906	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		249,592	247,161	245,168	5/1/2024
	BackboneAI Inc. Subtotal					362,629	359,051	356,157
	Big Run Studios, Inc.		Senior Secured	11.5%		1,190,574	1,154,916	1,154,916	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		721,884	713,380	713,380	12/1/2024
	Big Run Studios, Inc. Subtotal					1,912,458	1,868,296	1,868,296
	Bizly, Inc.		Senior Secured	11.5%		902,969	885,896	885,896	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		270,773	267,724	267,724	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		315,769	292,082	292,082	6/1/2025
	Bizly, Inc. Subtotal					1,489,511	1,445,702	1,445,702
	BlueCart, Inc.		Senior Secured	14.8%		250,000	241,811	241,811	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,397,784	1,397,784	2/1/2026
	BlueCart, Inc. Subtotal					1,750,000	1,639,595	1,639,595
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	974,087	974,087	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,402,826	1,402,826	11/1/2025
	Canopy Technology Corp. Subtotal					2,500,000	2,376,913	2,376,913
	Chowbus, Inc.		Senior Secured	12.0%		3,947,933	3,540,235	3,540,235	3/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Clarified Inc.		Senior Secured	12.0%		662,249	615,987	615,987	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,410,967	1,410,967	7/1/2026
	Common Sun, Inc Subtotal					2,000,000	1,910,960	1,910,960
	Eskalera, Inc.		Senior Secured	12.0%		1,483,900	1,400,073	1,400,073	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,474	489,474	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	453,233	453,233	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,271	490,271	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,751	491,751	2/1/2026
	Form Remodel, Inc. Subtotal					2,000,000	1,924,729	1,924,729
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	917,218	917,218	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		696,579	678,128	678,128	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	483,907	483,907	4/1/2026
	Grokker, Inc. Subtotal					1,196,579	1,162,035	1,162,035
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	500,000	500,000	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	463,015	463,015	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	963,015	963,015
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	549,286	549,286	5/1/2026
	ICX Media, Inc.		Senior Secured	18.0%		676,299	503,904	488,687	*
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	464,628	464,628	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	964,621	964,621
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,641,506	6,641,506	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		500,000	491,892	491,892	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	476,031	476,031	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	967,923	967,923
	Overalls, Inc.		Senior Secured	13.5%		500,000	455,003	455,003	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026
	Overalls, Inc. Subtotal					750,000	705,003	705,003
	Parkoursc, Inc.		Senior Secured	12.0%		257,192	254,220	254,220	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		434,465	431,359	431,359	9/1/2024
	Parkoursc, Inc. Subtotal					691,657	685,579	685,579
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	469,139	469,138	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	157,396	157,396	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,297,819	1,297,819	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,924,354	1,924,353
	Safe Securities Inc.		Senior Secured	11.5%		5,082,752	4,917,989	4,917,989	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		989,379	973,837	973,837	4/1/2026
	Safe Securities Inc. Subtotal					6,072,131	5,891,826	5,891,826
	SF Insuretech, Inc.		Senior Secured	11.8%		1,787,961	1,739,975	1,739,975	8/1/2024
	Sonatus, Inc		Senior Secured	12.5%		223,109	216,833	216,833	9/1/2023
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,820,986	2,588,557	2,588,557	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,610,907	1,567,290	1,567,290	1/1/2025
	Swiftly Systems, Inc. Subtotal					4,431,893	4,155,847	4,155,847
	Terragon, Inc. ** ^		Senior Secured	12.0%		249,273	215,638	215,638	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	718,799	718,799	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		261,907	253,071	204,379	1/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,608	848,727	848,727	10/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		764,350	718,918	718,918	5/1/2025
	UCM Digital Health, Inc. Subtotal					1,629,958	1,567,645	1,567,645
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,338,404	1,338,404	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,273,602	1,273,602	6/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Vesta Housing, Inc. Subtotal					2,750,000	2,612,006	2,612,006
	WorkRails, Inc.		Senior Secured	12.0%		455,117	410,687	60,665	*
	Workspot, Inc.		Senior Secured	12.0%		880,019	867,321	867,321	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		431,509	422,446	422,446	3/1/2024
	Workspot, Inc. Subtotal					1,311,528	1,289,767	1,289,767
Software Total		23.4%				$69,048,185	$65,898,618	$65,481,792

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$4,242,547	$4,045,537	$4,045,537	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,505,108	1,461,087	1,461,087	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,648,400	828,973	828,973	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,936	2,005,488	2,005,488	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,403,263	2,341,006	2,341,006	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,520	2,396,630	2,396,630	1/1/2026
	iLearningEngines Inc. Subtotal					14,384,774	13,078,721	13,078,721
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	46,979	46,532	46,532	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		1,328,707	1,286,515	1,286,515	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,804,373	4,547,471	4,547,471	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,540,901	1,524,640	1,524,640	8/1/2024
	Klar Holdings Limited Subtotal ** ^					7,720,960	7,405,158	7,405,158
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,459,678	2,622,864	5/1/2025
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	291,191	220,759	6/1/2023
	Loansnap Holdings Inc. Subtotal **					3,982,300	3,750,869	2,843,623
Technology Services Total		8.3%				$26,088,034	$24,234,748	$23,327,502

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$330,331	$326,265	$326,265	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		330,164	320,732	320,732	6/1/2024
	AirVine Scientific, Inc. Subtotal					660,495	646,997	646,997
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,407,439	1,407,439	7/1/2026
	MeshPlusPlus, Inc.		Senior Secured	12.5%		133,217	131,561	131,561	6/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		324,612	314,639	314,639	3/1/2024
	MeshPlusPlus, Inc. Subtotal					457,829	446,200	446,200
Wireless Total		0.9%				$2,618,324	$2,500,636	$2,500,636

	Grand Total	165.6%				$527,939,215	$496,401,318	$463,976,758

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	13.5%	$37,847,009	$37,847,009
Total Cash Equivalents	13.5%	$37,847,009	$37,847,009
* As of March 31, 2023, loans with a cost basis of $54.8 million and a fair value of $24.7 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets." As of March 31, 2023, 13.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an "eligible portfolio company," as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of March 31, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$6,356,409	$6,061,521	$6,061,521	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		55,584	54,428	54,428	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		192,798	191,887	191,887	6/1/2023
	Driver Bioengineering, Inc. Subtotal					248,382	246,315	246,315
	Genomic Prediction, Inc.		Senior Secured	11.0%		843,236	804,598	804,598	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,625,228	1,582,163	1,582,163	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,436,610	2,397,362	2,397,362	12/1/2024
	GLO Pharma, Inc. Subtotal					4,061,838	3,979,525	3,979,525
	Quartzy, Inc.		Senior Secured	12.0%		202,740	196,508	196,508	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		618,402	612,373	612,373	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		684,617	677,177	677,177	7/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,779	1,166,087	1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,479	1,171,479	10/1/2026
	Quartzy, Inc. Subtotal					6,457,562	5,894,671	5,894,671
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		7.6%				$21,467,427	$20,242,076	$20,242,076

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$4,250,186	$4,154,761	$4,154,761	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,831,521	14,240,717	14,240,717	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.8%		283,712	282,621	282,621	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		1,062,957	1,051,985	1,051,985	3/1/2024
	Canary Connect, Inc. Subtotal					20,428,376	19,730,084	19,730,084
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,897	1,273,897	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,896	2,648,896
Computers & Storage Total		8.3%				$23,178,376	$22,378,980	$22,378,980

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,932,984	$4,584,616	$3,549,308	*
Enterprise Networking Total		1.3%				$5,932,984	$4,584,616	$3,549,308

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$1,343,394	$1,015,257	$1,015,257	8/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,346,160	4,253,288	4,253,288	11/1/2025
	10club Pte Ltd. Subtotal ** ^					5,689,554	5,268,545	5,268,545
	Ainsly, Inc. ** ^		Senior Secured	12.5%		300,000	196,815	196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		82,401	79,368	79,368	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. Subtotal ** ^					582,401	476,172	476,172
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Good Counsel, LLC		Senior Secured	12.3%		2,967,909	2,846,304	2,846,304	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,135,994	3,045,707	3,045,707	9/1/2024
	Kings Mountain I LLC		Senior Secured	11.5%		150,000	148,754	127,141	*
	Mantra Health, Inc.		Senior Secured	12.0%		314,382	299,761	299,761	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Merchbar, Inc.		Senior Secured	11.8%		56,203	55,817	55,817	3/1/2023
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.3%		465,894	458,470	458,470	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. Subtotal ** ^					1,455,130	1,425,389	1,425,389
	Osix Corporation		Senior Secured	12.0%		3,459,398	3,348,354	3,348,354	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,587,212	5,267,012	5,267,012	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		55,533	54,685	54,685	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		431,434	425,024	425,024	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,563	55,291	55,291	6/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					3,511,202	3,338,696	3,338,696
	Residently USA, LLC ** ^		Senior Secured	12.0%		431,102	400,185	320,718	9/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	12.0%		1,745,995	1,697,891	1,697,891	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		596,200	582,061	582,061	5/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc. Subtotal					6,302,730	6,093,874	6,093,874
	Serface Care, Inc.		Senior Secured	12.3%		597,411	349,785	14,176	*
	Starface World, Inc.		Senior Secured	11.3%		752,395	743,774	743,774	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		1,879,804	1,826,099	1,826,099	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		397,328	389,068	389,068	11/1/2023
	Starface World, Inc.		Senior Secured	12.0%		232,528	230,457	230,457	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		752,562	743,229	743,229	10/1/2024
	Starface World, Inc. Subtotal					4,014,617	3,932,627	3,932,627
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,666,208	1,610,419	533,065	5/1/2025
	Verishop, Inc.		Senior Secured	12.6%		1,931,034	1,910,712	1,910,712	12/1/2024
Internet Total		22.0%				$69,274,309	$63,664,906	$58,936,140

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,060,911	$1,021,648	$1,021,648	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		279,146	278,538	278,538	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		279,043	277,395	277,395	3/1/2023
	Ablacon, Inc. Subtotal					558,189	555,933	555,933
	Anutra Medical, Inc.		Senior Secured	12.0%		429,296	415,980	415,980	7/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		2,476,222	2,426,487	2,426,487	11/1/2024
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		629,233	594,039	594,039	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	721,020	721,020	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		728,293	717,693	717,693	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		364,237	362,009	362,009	10/1/2023
	Siren Care, Inc. Subtotal					1,092,530	1,079,702	1,079,702
Medical Devices Total		2.5%				$16,996,381	$15,709,912	$6,814,809

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,397,573	$1,362,332	$1,362,332	4/1/2025
	Alchera Incorporated		Senior Secured	12.0%		990,359	923,380	923,380	7/1/2024
	Alchera Incorporated Subtotal					2,387,932	2,285,712	2,285,712
	Elysium Health, Inc.		Senior Secured	12.0%		5,616,843	5,251,563	5,251,563	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		1,959,766	1,938,067	1,938,067	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		2,042,690	1,999,322	1,999,322	9/1/2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	GoForward, Inc. Subtotal					4,002,456	3,937,389	3,937,389
	Grayce, Inc.		Senior Secured	11.8%		722,542	696,273	696,273	9/1/2024
	Grayce, Inc.		Senior Secured	14.0%		750,000	690,595	690,595	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		407,104	401,285	401,285	12/1/2024
	Grayce, Inc. Subtotal					1,879,646	1,788,153	1,788,153
	Hello Heart Inc.		Senior Secured	11.0%		1,252,118	1,207,571	1,207,571	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		185,184	183,753	183,753	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		296,095	294,518	294,518	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		148,189	147,825	147,825	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,977,263	1,957,180	1,957,180	6/1/2025
	Hello Heart Inc. Subtotal					3,858,849	3,790,847	3,790,847
	Honeybee Health, Inc.		Senior Secured	11.0%		2,051,029	1,911,036	1,911,036	9/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		1,382,323	1,337,820	1,337,820	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		352,506	349,409	349,409	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		873,565	858,329	858,329	2/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	HumanAPI, Inc. Subtotal					5,108,394	4,888,370	4,888,370
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,627,909	1,570,511	1,570,511	12/1/2024
	Minded, Inc. Subtotal					3,127,909	2,999,150	2,999,150
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	Oula Health, Inc.		Senior Secured	12.0%		373,847	363,475	363,475	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		231,128	228,587	228,587	7/1/2024
	Oula Health, Inc. Subtotal					604,975	592,062	592,062
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,595	484,962	484,962	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		399,320	365,747	365,747	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	14,158	14,030	14,030	3/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		471,346	462,125	462,125	10/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	25,788	25,788	25,788	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,407	486,012	486,012	1/1/2026
	Therapydia, Inc. Subtotal					1,899,614	1,838,664	1,838,664
	Tia, Inc.		Senior Secured	11.8%		1,805,010	1,786,559	1,786,559	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,191,146	1,126,396	1,126,396	5/1/2024
	Tia, Inc. Subtotal					2,996,156	2,912,955	2,912,955
	Vessel Health, Inc.		Senior Secured	12.0%		748,525	660,408	660,408	12/1/2024
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	251,280	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		13.4%				$39,055,590	$37,317,651	$35,863,539

Other Technology
	8i Corporation		Senior Secured	12.0%		$647,228	$632,901	$632,901	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		726,279	697,474	697,474	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	573,721	573,721	1/1/2026
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		954,388	739,934	696,648	*
	ATeam Army, Inc.		Senior Secured	12.0%		186,965	185,327	185,327	4/1/2023
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,393	1,267,617	1,267,617	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,850	1,397,850	1,397,850	4/1/2025
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026
	Bankroll Club, LLC Subtotal					3,795,243	3,515,122	3,515,122
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	263,574	263,574	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	BloomTech Inc.		Senior Secured	11.3%		1,281,243	1,264,684	1,264,684	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		728,813	728,813	728,813	8/1/2023
	BloomTech Inc. Subtotal					2,010,056	1,993,497	1,993,497
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,625,970	1,558,480	1,558,480	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		97,039	96,855	96,855	3/1/2023
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		408,466	406,837	406,837	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		342,089	336,699	336,699	5/1/2023
	BW Industries, Inc. Subtotal					750,555	743,536	743,536
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,400,760	2,400,760	2,400,760	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		3,765,977	3,272,705	2,123,781	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					6,166,737	5,673,465	4,524,541
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Content Adjacent, Inc.		Senior Secured	12.0%		314,393	314,393	314,393	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,256,277	1,233,403	1,233,403	6/1/2024
	Content Adjacent, Inc. Subtotal					1,570,670	1,547,796	1,547,796
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. Subtotal ** ^					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited Subtotal ** ^					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		2,003,671	1,872,449	860,527	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,804,651	4,536,489	4,536,489
	Fakespot, Inc.		Senior Secured	12.0%		345,688	324,881	146,499	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		691,732	684,215	308,534	8/1/2024
	Fakespot, Inc. Subtotal					1,037,420	1,009,096	455,033
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764
	Fitplan, Inc. ** ^		Senior Secured	12.5%		505,434	455,724	455,724	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		737,971	724,862	724,862	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,401,342	2,326,013	2,326,013	2/1/2025
	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,851	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,726
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,147	85,879	85,879	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		5,936,721	5,758,016	5,758,016	6/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		207,813	207,283	207,283	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,718	135,102	135,102	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,748,206	3,644,473	3,644,473	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		87,938	87,636	87,636	1/1/2023
	Higher Ground Education, Inc. Subtotal					10,202,543	9,918,389	9,918,389
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Hint, Inc.		Senior Secured	12.0%		1,216,016	1,187,962	1,187,962	6/1/2023
	Hint, Inc. Subtotal					8,633,014	7,502,476	7,502,476
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,651,089	1,590,761	1,590,761	7/1/2024
	Hyphen Technologies, Inc. Subtotal					4,651,089	4,423,677	4,423,677
	Intergalactic Foods Corporation		Senior Secured	12.0%		421,944	405,826	405,826	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,689,662	1,578,314	1,578,314	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		777,818	769,951	769,951	6/1/2023
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Level Home, Inc.		Senior Secured	11.8%		8,732,857	8,645,023	8,645,023	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,599,111	9,226,924	9,226,924	5/1/2025
	Level Home, Inc. Subtotal					18,331,968	17,871,947	17,871,947
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	MASC Inc.		Senior Secured	12.0%		361,462	329,755	329,755	9/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		1,484,926	1,434,700	1,434,700	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		494,366	488,175	488,175	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		495,110	486,960	486,960	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		627,169	610,526	610,526	6/1/2024
	Mavenform, Inc. Subtotal					3,101,571	3,020,361	3,020,361
	Merlin Labs, Inc.		Senior Secured	11.0%		2,540,327	2,448,186	2,448,186	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		9,392	9,381	9,381	1/1/2023
	Merlin Labs, Inc. Subtotal					2,549,719	2,457,567	2,457,567
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,881,787	1,840,806	1,840,806	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		15,132,503	14,878,285	14,878,285	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		6,271,270	5,946,356	5,946,356	3/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		3,193,223	3,153,211	3,153,211	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	—	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	OnePointOne, Inc.		Senior Secured	12.0%		997,248	986,678	986,678	2/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OnePointOne, Inc.		Senior Secured	12.0%		996,718	965,040	965,040	2/1/2024
	OnePointOne, Inc. Subtotal					1,993,966	1,951,718	1,951,718
	Opya, Inc.		Senior Secured	12.0%		243,427	239,713	239,713	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		80,187	79,373	79,373	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,220,518	1,171,490	1,171,490	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		989,775	969,943	969,943	8/1/2025
	Phase Four, Inc. Subtotal					2,210,293	2,141,433	2,141,433
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		2,069,449	1,988,919	1,988,919	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,565,882	1,542,993	1,542,993	11/1/2024
	Plant Prefab, Inc. Subtotal					5,135,331	4,910,323	4,910,323
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	11.5%		1,447,334	1,425,026	1,425,026	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					11,447,334	10,875,691	10,875,691
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,040,167	1,010,867	1,010,867	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	361,239	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		1,744,683	1,720,818	1,720,818	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					7,669,021	7,287,286	7,287,286
	Saltbox, Inc.		Senior Secured	12.3%		95,429	94,606	94,606	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		865,086	808,766	808,766	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,262,870	1,222,074	1,222,074	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,472,784	2,472,784	2,472,784	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,191,405	8,382,963	8,382,963	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,927,059	12,077,821	12,077,821
	The Farm Project, PBC.		Senior Secured	12.0%		3,679,645	3,546,677	3,546,677	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,667,276	1,544,749	1,544,749	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,517	2/1/2026
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,379
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	12.5%		197,707	192,406	192,406	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		131,867	131,867	131,867	9/1/2023
	TomoCredit, Inc. Subtotal					329,574	324,273	324,273
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		3,143,048	3,076,889	3,076,889	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		3,141,904	3,083,612	3,083,612	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Umbra Lab, Inc. Subtotal					11,284,952	10,930,106	10,930,106
	Veev Group, Inc.		Senior Secured	12.5%		278,723	272,406	272,406	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		16,287,975	15,866,472	15,866,472	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		836,345	833,200	833,200	6/1/2023
	Veev Group, Inc. Subtotal					17,403,043	16,972,078	16,972,078
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,659,035	1,265,212	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,593	681,593	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,293	1,768,293
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
	World Wrapps II, Inc.		Senior Secured	12.0%		314,154	271,958	271,958	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,176	314,176	314,176	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,543	314,543	314,543	6/1/2024
	World Wrapps II, Inc. Subtotal					942,873	900,677	900,677
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		88.8%				$268,483,310	$252,404,170	$238,242,511

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,992,417	$1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,439	1,107,863	*
Security Total		1.9%				$6,257,272	$5,630,130	$5,178,554

Software
	Afero, Inc.		Senior Secured	12.3%		$1,164,271	$1,106,366	$1,106,366	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		1,978,917	1,954,128	1,954,128	6/1/2026
	Amino, Inc.		Senior Secured	11.5%		2,276,622	2,221,871	2,221,871	11/1/2025
	Amino, Inc.		Senior Secured	11.5%		1,978,855	1,958,430	1,958,430	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		7,858,513	7,618,373	7,618,373	2/1/2025
	Amino, Inc. Subtotal					14,092,907	13,752,802	13,752,802
	BackboneAI Inc.		Senior Secured	12.3%		111,368	110,777	77,775	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		298,612	295,145	207,218	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		111,314	108,000	75,825	6/1/2023
	BackboneAI Inc. Subtotal					521,294	513,922	360,818
	Big Run Studios, Inc.		Senior Secured	11.5%		1,381,360	1,333,489	1,333,489	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		813,707	802,879	802,879	12/1/2024
	Big Run Studios, Inc. Subtotal					2,195,067	2,136,368	2,136,368
	Bizly, Inc.		Senior Secured	11.5%		346,095	317,649	317,649	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		296,778	293,099	293,099	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		989,703	969,116	969,116	6/1/2025
	Bizly, Inc. Subtotal					1,632,576	1,579,864	1,579,864
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191
	Eskalera, Inc.		Senior Secured	10.5%		111,075	110,615	110,615	3/1/2023
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026
	Eskalera, Inc. Subtotal					1,595,449	1,500,807	1,500,807
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		772,968	750,197	750,197	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	Grokker, Inc. Subtotal					1,272,968	1,232,019	1,232,019
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	ICX Media, Inc.		Senior Secured	18.0%		712,318	554,085	538,868	*
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Medable, Inc.		Senior Secured	12.0%		75,514	75,399	75,399	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		151,008	150,084	150,084	2/1/2023
	Medable, Inc. Subtotal					226,522	225,483	225,483
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Parkoursc, Inc.		Senior Secured	12.0%		405,476	398,511	398,511	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		499,608	495,497	495,497	9/1/2024
	Parkoursc, Inc. Subtotal					905,084	894,008	894,008
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Safe Securities Inc.		Senior Secured	11.5%		5,515,552	5,320,842	5,320,842	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		989,678	972,066	972,066	4/1/2026
	Safe Securities Inc.		Senior Secured	12.0%		37,760	37,500	37,500	2/1/2023
	Safe Securities Inc. Subtotal					6,542,990	6,330,408	6,330,408
	SF Insuretech, Inc.		Senior Secured	11.8%		2,073,872	2,009,454	2,009,454	8/1/2024
	Sonatus, Inc		Senior Secured	12.5%		329,568	316,500	316,500	9/1/2023
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,805,537	1,750,676	1,750,676	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		3,221,507	2,920,300	2,920,300	10/1/2024
	Swiftly Systems, Inc. Subtotal					5,027,044	4,670,976	4,670,976
	Terragon, Inc. ** ^		Senior Secured	12.0%		298,319	251,147	251,147	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		336,131	321,851	273,159	1/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,340	60,837	*
	Workspot, Inc.		Senior Secured	12.0%		1,192,381	1,169,628	1,169,628	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		531,573	517,946	517,946	3/1/2024
	Workspot, Inc. Subtotal					1,723,954	1,687,574	1,687,574
Software Total		26.9%				$76,294,235	$72,625,609	$72,045,093

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$5,020,622	$4,746,723	$4,746,723	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,882,439	872,280	872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,686,955	1,631,596	1,631,596	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc. Subtotal					13,396,312	11,855,659	11,855,659
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,772,503	1,750,934	1,750,934	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	73,594	72,510	72,510	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		1,571,468	1,512,748	1,512,748	6/1/2024
	Klar Holdings Limited Subtotal ** ^					8,365,629	7,981,015	7,981,015
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	261,551	197,068	6/1/2023
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,324	2,575,562	5/1/2025
	Loansnap Holdings Inc. Subtotal **					3,982,300	3,679,875	2,772,630
	Zanbato, Inc.		Senior Secured	11.0%		1,140,600	1,129,359	1,129,359	9/1/2023
Technology Services Total		8.9%				$26,884,841	$24,645,908	$23,738,663

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$391,060	$377,901	$377,901	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		391,258	385,574	385,574	6/1/2024
	AirVine Scientific, Inc. Subtotal					782,318	763,475	763,475
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,398,672	1,398,672	7/1/2026
	MeshPlusPlus, Inc.		Senior Secured	12.5%		399,651	384,690	384,690	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		157,465	155,155	155,155	6/1/2024
	MeshPlusPlus, Inc. Subtotal					557,116	539,845	539,845
Wireless Total		1.0%				$2,839,434	$2,701,992	$2,701,992

	Grand Total Loans	182.6%				$556,664,159	$521,905,950	$489,691,665

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	2.5%	$6,754,823	$6,754,823
Total Cash Equivalents	2.5%	$6,754,823	$6,754,823

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF MARCH 31, 2023
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$3,411,064	$—	$3,411,064
Floating interest rate of USD-SOFR with a cap rate of 1.36%to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	2,816,585	—	2,816,585
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,385,473	—	2,385,473
Total				$227,000,000	$8,613,122	$—	$8,613,122

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,244,303	$—	$4,244,303
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,421,781	—	3,421,781
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,978,267	—	2,978,267
Total				$227,000,000	$10,644,351	$—	$10,644,351
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held at MUFG Bank are unsecured. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2023, the Fund held 37,847,009 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.61% and $58,610 in cash, which represented 13.53% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 6,754,823 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06% and $319,834 in cash, which represented 2.64% of the net assets of the Fund.
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

Investment Valuation

    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board of Directors, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of March 31, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $464.0 million and $489.7 million, respectively, (or 89.3% and 94.7% of total assets, respectively), with the fair values determined by the Manager in the absence of readily available market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of March 31, 2023 and December 31, 2022, loans with a cost basis of $54.8 million and $40.0 million and a fair value of $24.7 million and $12.4 million, respectively, were classified as non-accrual.

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
The underlying asset value is estimated based on available information.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the monthly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans.

	For the three months ended
Performing Loans	March 31, 2023	March 31, 2022
Weighted-Average Interest Rate - Cash	12.93%	12.76%
Weighted Average Interest Rate - Non-Cash	3.23%	3.73%
Weighted-Average Interest Rate	16.16%	16.49%

	For the three months ended
All Loans	March 31, 2023	March 31, 2022
Weighted-Average Interest Rate - Cash	12.51%	13.48%
Weighted Average Interest Rate - Non-Cash	3.13%	3.67%
Weighted-Average Interest Rate	15.64%	17.15%

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

All loans as of March 31, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $33.8 million and $68.1 million, respectively.

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

There were no transfers in and out of Level 1, 2 or 3 during the three months ended March 31, 2023 and 2022.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$18,858,339	Hypothetical market analysis	Hypothetical market coupon rate	13% - 17%	15%
Computers & Storage	21,203,053	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	14%
Enterprise Networking	3,364,959	Asset Recovery	Probability weighting of alternative outcomes	10% - 40% *
Internet	55,871,987	Hypothetical market analysis	Hypothetical market coupon rate	14% - 30%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	5,437,366	Hypothetical market analysis	Hypothetical market coupon rate	13% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Healthcare	32,496,076	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Other Technology	230,262,684	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	5,172,364	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	65,481,792	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 80%^
Technology Services	23,327,502	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 40%*
Wireless	2,500,636	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	15%
Total Loan Investments	$463,976,758
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$20,242,076	Hypothetical market analysis	Hypothetical market coupon rate	13% - 17%	15%

Computers & Storage	22,378,980	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Enterprise Networking	3,549,308	Asset Recovery	Probability weighting of alternative outcomes	10% - 40% *

Internet	58,936,140	Hypothetical market analysis	Hypothetical market coupon rate	14% - 30%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	6,814,809	Hypothetical market analysis	Hypothetical market coupon rate	13% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95%^

Other Healthcare	35,863,539	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 80%*

Other Technology	238,242,511	Hypothetical market analysis	Hypothetical market coupon rate	14% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	5,178,554	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	72,045,093	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 90%^

Technology Services	23,738,663	Hypothetical market analysis	Hypothetical market coupon rate	13% - 24%	20%
		Asset Recovery	Probability weighting of alternative outcomes	25%*

Wireless	2,701,992	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%

Total Loan Investments	$489,691,665

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis:

As of March 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$463,976,758	$463,976,758
Derivative assets	—	8,613,122	—	8,613,122
Cash equivalents	37,847,009	—	—	37,847,009
Total	$37,847,009	$8,613,122	$463,976,758	$510,436,889

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$235,500,000	$—	$235,500,000
Total	$—	$235,500,000	$—	$235,500,000

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$489,691,665	$489,691,665
Derivative assets	—	10,644,351	—	10,644,351
Cash equivalents	6,754,823	—	—	6,754,823
Total	$6,754,823	$10,644,351	$489,691,665	$507,090,839

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$244,500,000	$—	$244,500,000
Total	$—	$244,500,000	$—	$244,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2023
	Loans	Warrants
Beginning balance	$489,691,665	$—
Acquisitions and originations	16,500,000	964,382
Principal payments on loans, net of accretion	(42,005,888)	—
Distributions to shareholder	—	(964,382)
Net realized gain from loans	1,256	—
Net change in unrealized loss from loans	(210,275)	—
Ending balance	$463,976,758	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2023	$(210,275)

	For the Three Months Ended March 31, 2022
	Loans	Warrants	Stocks
Beginning balance	$484,047,644	$—	$—
Acquisitions and originations	50,725,000	3,972,002	2,090,759
Principal payments on loans, net of accretion	(35,826,878)	—	—
Distributions to shareholder	—	(3,972,002)	(2,090,759)
Net realized loss from loans	(328,738)	—	—
Net change in unrealized loss from loans	(359,981)	—	—
Ending balance	$498,257,047	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2022	$(1,168,430)

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

5.    CAPITAL STOCK

As of both March 31, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both March 31, 2023 and December 31, 2022, was $460.0 million of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Cash distributions	$—	$18,000,000
Distributions of equity securities	964,382	6,062,760
Total distributions to shareholder	$964,382	$24,062,760

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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its independent directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of March 31, 2023 and December 31, 2022, the Fund’s asset coverage for borrowings was 218% and 209%, respectively.

On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with MUFG Union Bank Ltd. as the administrative agent and with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400.0 million, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of March 31, 2023, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2023 and December 31, 2022, $235.5 million and $244.5 million, respectively, was outstanding under the facility.

As of March 31, 2023, the SOFR rate was as follows:

Overnight	4.8700%
Daily Simple SOFR	4.8000%
30-day Average SOFR	4.6300%
90-day Average SOFR	4.5083%
Bank fees and other costs of $4.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2023 and December 31, 2022, the remaining unamortized fees and costs of $1.1 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$235,500,000	$244,500,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$235,500,000	$244,500,000
(a)Inclusive of 2.60% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

7.    MANAGEMENT FEE
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

For the three months ended March 31, 2023 and 2022, Management Fees were calculated at 1.250% and 1.500% of the Company's committed capital, respectively.

Management Fees of $1.4 million and $1.7 million were recognized as expenses for the three months ended March 31, 2023 and 2022, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of March 31, 2023 and December 31, 2022.

	Derivative Assets
Derivative Instruments	March 31, 2023	December 31, 2022
Interest rate collar	$8,613,122	$10,644,351

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended March 31,
Derivative Instruments	Condensed Statements of Operation Caption	2023	2022
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(2,031,229)	$5,415,005
	Net realized gain (loss) from derivative instruments	$1,605,037	$(164,462)

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$8,613,122	—	—	—	8,613,122
Total	$8,613,122	$—	$—	$—	$8,613,122

	As of December 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,644,351	—	—	—	10,644,351
Total	$10,644,351	$—	$—	$—	$10,644,351
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty. There were no derivative liabilities as of March 31, 2023 and December 31, 2022.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022:

Asset	As of March 31, 2023
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$496,401,318	$—	$(32,424,560)	$(32,424,560)
Derivative assets	—	8,613,122	—	8,613,122
Total	$496,401,318	$8,613,122	$(32,424,560)	$(23,811,438)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$521,905,950	$—	$(32,214,285)	$(32,214,285)
Derivative assets	—	10,644,351	—	10,644,351
Total	$—	$10,644,351	$(32,214,285)	$(21,569,934)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $33.8 million and $68.1 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2023	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/2023
BlueCart, Inc.	Software	250,000	04/30/2023
CornerUp, Inc.	Other Technology	1,000,000	06/30/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Heading Health Inc.	Other Technology	750,000	06/30/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Julie Products Inc.	Other Healthcare	375,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	06/30/2023
KBS, Inc.	Other Healthcare	500,000	05/30/2023
LendTable Inc.	Other Technology	1,500,000	07/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	2,500,000	05/31/2023
Miami Labs, Inc.	Internet	7,500,000	06/30/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/2023
SISU Aesthetics Clinic, Inc.	Other Technology	750,000	06/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TLNT Inc.	Other Technology	625,000	07/31/2023
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Total		$33,750,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/2023
Airspeed, Inc.	Other Technology	625,000	03/31/2023
Azumo, Inc.	Other Technology	1,000,000	03/31/2023
Bankroll Club, LLC	Other Technology	1,000,000	01/31/2023
BlueCart, Inc.	Software	500,000	04/30/2023
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Canopy Technology Corp.	Software	1,000,000	02/28/2023
CornerUp, Inc.	Other Technology	1,000,000	06/30/2023
Creoate Limited	Other Technology	500,000	03/31/2023
EasyKnock, Inc.	Other Technology	2,500,000	01/31/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
Form Remodel, Inc.	Software	500,000	01/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Grayce, Inc.	Other Healthcare	750,000	03/31/2023
Heading Health Inc.	Other Technology	750,000	06/30/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Holo, Inc.	Other Technology	500,000	01/15/2023
iLearningEngines Inc.	Technology Services	2,500,000	01/31/2023
Julie Products Inc.	Other Healthcare	750,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/2023
KBS, Inc.	Other Healthcare	500,000	05/30/2023
LendTable Inc.	Other Technology	1,500,000	07/31/2023
Literati, Inc.	Other Technology	2,500,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
Miami Labs, Inc.	Internet	7,500,000	06/30/2023
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023
Open Inc.	Other Healthcare	500,000	01/31/2023
Overalls, Inc.	Software	500,000	03/31/2023
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/2023
PlantBaby, inc.	Other Technology	125,000	01/31/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
Rise Gardens, Inc.	Other Technology	500,000	02/28/2023
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/2023
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/2023
TLNT Inc.	Other Technology	625,000	04/30/2023
Ukko Inc.	Biotechnology	2,500,000	03/31/2023
Vinvesto, Inc.	Internet	500,000	02/28/2023
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Zimeno Inc.	Other Technology	6,250,000	01/29/2023
Total		$68,075,000
Contingencies

In the normal course of business, the Manager may enter into certain contracts, on behalf of the Fund, that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made that have not yet occurred. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Total return**	4.80%	9.37%

Per share amounts:
Net asset value, beginning of period	$2,682.12	$2,301.94
Net investment income	135.13	168.76
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(6.35)	45.62
Net increase in net assets resulting from operations	128.78	214.38
Distributions of income to shareholder	(9.64)	(163.83)
Return of capital to shareholder	—	(76.80)
Contributions from shareholder	—	125.00
Net asset value, end of period	2,801.26	2,400.69
Net assets, end of period	280,125,539	$240,068,689

Ratios to average net assets:
Expenses*	9.23%	7.32%
Net investment income*	20.14%	29.29%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$237,750,000	$271,250,000

*Annualized
**Total return amounts presented above are not annualized.

12.     SUBSEQUENT EVENTS

The Fund evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2022 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

COVID-19, the Ukraine War, the Impact of Worldwide Inflation and Rising Interest Rates on Results of Operations and Liquidity & Capital Resources

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

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three Months Ended March 31, 2023 and 2022
Analysis of Interest Income
Total investment income for the three months ended March 31, 2023 and 2022 was $19.7 million and $21.1 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$461,422,594	$18,637,597	12.93%	3.23%	$481,169,718	$19,834,187	12.76%	3.73%
All Loans	$476,780,467	$18,637,597	12.51%	3.13%	$489,989,037	$21,013,694	13.48%	3.67%
Interest income for both performing loans and all loans decreased by $1.2 million and $2.4 million, or 6% and 11%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $19.7 million and $13.2 million, or 4% and 3%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$237,750,000	$4,549,023	7.65%	$271,250,000	$2,156,870	3.18%
Interest expense increased by $2.4 million or 111%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three months ended March 31, 2023 and 2022.

Operating Expense	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022	Change ($)
Management fees	$1,437,500	$1,725,000	$(287,500)
Banking and professional fees	$175,489	$307,597	$(132,108)
Other operating expenses	$30,392	$28,109	$2,283
Total Operating Expense	$1,643,381	$2,060,706	$(417,325)
For the period from January 1, 2023 through March 31, 2023, management fees were calculated at 1.250% of the Company's committed capital. For the same period in 2022, management fees were calculated at 1.500% of the Company's committed capital.
Banking and professional fees decreased by $0.1 million or 43% for the three months ended March 31, 2023 compared to the same period in 2022. Decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans.

Other operating expenses did not materially increase for the three months ended March 31, 2023 compared to the same period in 2022. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2023 and 2022 totaled $0.8 million and $0.3 million, respectively.

Net investment income for the three months ended March 31, 2023 and 2022 was $13.5 million and $16.9 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gain (loss) from loans was less than $0.1 million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively. Realized losses consisted of loans that were written off.

Net realized gain (loss) from derivative instruments was $1.6 million and $(0.2) million for the three months ended March 31, 2023 and 2022, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized losses were the result of interest being paid by the Fund on the derivative instruments when the floor rates of the interest rate collars were higher than the floating rate.

Net change in unrealized loss from loans was $0.2 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain (loss) from derivative instruments was $(2.0) million and $5.4 million for the three months ended March 31, 2023 and 2022, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended March 31, 2023 and 2022 was $12.9 million and $21.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2023 and 2022 was $128.78 and $214.38, respectively.

Liquidity and Capital Resources – March 31, 2023 and December 31, 2022

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both March 31, 2023 and December 31, 2022, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of March 31, 2023 and December 31, 2022. The Company has made $137.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net cash provided by (used in) operating activities	$38,225,925	$(5,667,639)
Net cash provided by (used in) financing activities	(7,394,963)	11,335,538
Net increase in cash and cash equivalents	$30,830,962	$5,667,899

As of March 31, 2023 and December 31, 2022, 13.53% and 2.64%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank, that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participating from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400 million, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.
Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate) The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2023, $235.5 million was outstanding under the facility.

For the three months ended March 31, 2023 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $16.5 million for the three months ended March 31, 2023. Net loan amounts outstanding after amortization and valuation adjustments decreased by $25.7 million for the same period. Unexpired unfunded commitments totaled $33.8 million as of March 31, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2023	$1,074.8 million	$610.8 million	$464.0 million	$33.8 million
December 31, 2022	$1,058.3 million	$568.6 million	$489.7 million	$68.1 million

The unexpired unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022 are detailed in Note 10 to the financial statements included in this filing.

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

As of March 31, 2023, the Fund had a cash balance of $37.9 million and approximately $234.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $137.8 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2023, the Fund’s asset coverage ratio was 218%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2023, the outstanding debt balance was $235.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.80%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.47% on $227.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(189,528)	$(1,135,000)	$1,177,500	$(147,028)
1%	$379,056	$2,270,000	$(2,355,000)	$294,056
2%	$758,112	$4,540,000	$(4,710,000)	$588,112
3%	$1,137,169	$6,810,000	$(7,065,000)	$882,169
4%	$1,516,225	$9,080,000	$(9,420,000)	$1,176,225
5%	$1,895,281	$11,350,000	$(11,775,000)	$1,470,281

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund’s 2022 Annual Report on Form 10-K.

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 11, 2023	Date:	May 11, 2023