Form 10-Q
period 2023-06-30
Venture Lending & Leasing IX, Inc.
filed 2023-08-11
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2023
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of June 30, 2023 and December 31, 2022

Condensed Schedules of Derivative Instruments (Unaudited)
As of June 30, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $440,674,148 and $521,905,950)	$406,252,272	$489,691,665
Derivative assets	6,336,162	10,644,351
Cash and cash equivalents	11,140,670	7,074,657
Dividend and interest receivables	5,070,410	6,374,578
Other assets	1,728,360	3,411,846
Total assets	430,527,874	517,197,097

LIABILITIES
Borrowings under debt facility	182,500,000	244,500,000
Accrued management fees	1,437,500	1,437,500
Accounts payable and other accrued liabilities	1,714,143	3,047,302
Total liabilities	185,651,643	248,984,802

NET ASSETS	$244,876,231	$268,212,295

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(133,014,765)	(116,194,481)
Total distributable losses	(29,234,004)	(22,718,224)
Net assets (equivalent to $2,448.76 and $2,682.12 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$244,876,231	$268,212,295

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$15,312,500	$68,075,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

INVESTMENT INCOME:
Interest on loans	$20,420,140	$21,499,283	$39,057,737	$42,512,977
Other income	458,242	78,347	1,525,886	158,303
Total investment income	20,878,382	21,577,630	40,583,623	42,671,280

EXPENSES:
Management fees	1,437,500	1,725,000	2,875,000	3,450,000
Interest expense	4,700,873	2,628,152	9,249,896	4,785,022
Banking and professional fees	25,167	84,896	200,656	392,493
Other operating expenses	64,605	27,957	94,996	56,065
Total expenses	6,228,145	4,466,005	12,420,548	8,683,580
Net investment income	14,650,237	17,111,625	28,163,075	33,987,700

Net realized gain (loss) from loans	—	(2,249,093)	1,256	(2,577,831)
Net realized gain from derivative instruments	4,086,256	882,045	5,691,293	717,583
Net change in unrealized gain (loss) from loans	(1,997,316)	2,060,255	(2,207,591)	1,700,274
Net change in unrealized gain (loss) from derivative instruments	(2,276,959)	590,763	(4,308,189)	6,005,767
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(188,019)	1,283,970	(823,231)	5,845,793

Net increase in net assets resulting from operations	$14,462,218	$18,395,595	$27,339,844	$39,833,493

Amounts per common share:
Net increase in net assets resulting from operations per share	$144.62	$183.96	$273.40	$398.33
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2022	100,000	$100	$358,124,900	$(104,933,372)	$(13,122,939)	$240,068,689
Net increase in net assets resulting from operations	—	—	—	—	18,395,595	18,395,595
Distribution of income to shareholder	—	—	—	—	(11,073,873)	(11,073,873)
Contributions from shareholder	—	—	7,500,000	—	—	7,500,000
Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)	$(5,801,217)	$254,890,411

Balance at March 31, 2023	100,000	$100	$407,124,900	$(116,194,481)	$(10,804,980)	$280,125,539
Net increase in net assets resulting from operations	—	—	—	—	14,462,218	14,462,218
Distribution of income to shareholder	—	—	—	—	(32,891,242)	(32,891,242)
Return of capital to shareholder	—	—	—	(16,820,284)	—	(16,820,284)
Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231

Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	39,833,493	39,833,493
Distribution of income to shareholder	—	—	—	—	(27,456,747)	(27,456,747)
Return of capital to shareholder	—	—	—	(7,679,886)	—	(7,679,886)
Contributions from shareholder	—	—	20,000,000	—	—	20,000,000
Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)	$(5,801,217)	$254,890,411

Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	27,339,844	27,339,844
Distributions of income to shareholder	—	—	—	—	(33,855,624)	(33,855,624)
Return of capital to shareholder	—	—	—	(16,820,284)	—	(16,820,284)
Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$27,339,844	$39,833,493
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from loans	(1,256)	2,577,831
Net realized gain from derivative instruments	(5,691,293)	(717,583)
Net change in unrealized (gain) loss from loans	2,207,591	(1,700,274)
Net change in unrealized (gain) loss from derivative instruments	4,308,189	(6,005,767)
Amortization of deferred costs related to borrowing facility	531,983	466,457
Origination of loans	(25,312,500)	(107,475,000)
Principal payments on loans, net of accretion	104,585,880	100,857,426
Proceeds from sale of loan	—	1,800,000
Acquisition of equity securities	(720,230)	(7,811,592)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,304,168	602,482
Net (increase) decrease in other assets	1,151,503	(448,800)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,333,159)	(1,902,855)
Net cash provided by operating activities	108,370,720	20,075,818

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(47,996,000)	(25,000,000)
Contributions from shareholder	—	20,000,000
Borrowings under debt facility	6,500,000	56,500,000
Repayments of borrowings under debt facility	(68,500,000)	(52,500,000)
Payments made for derivative instruments	—	(202,417)
Payments received from derivative instruments	5,691,293	920,000
Payments of bank facility fees and costs	—	(376,771)
Net cash used in financing activities	(104,304,707)	(659,188)

Net increase in cash and cash equivalents	4,066,013	19,416,630

CASH AND CASH EQUIVALENTS:
Beginning of period	7,074,657	6,939,126
End of period	$11,140,670	$26,355,756

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$8,780,980	$4,077,722
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,679,908	$10,136,633
Receipt of equity securities as repayment of loans	$1,959,678	$2,325,041
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$5,229,271	$5,030,426	$5,030,426	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		658,043	634,460	634,460	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,250,203	1,224,690	1,224,690	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,874,356	1,851,143	1,851,143	12/1/2024
	GLO Pharma, Inc. Subtotal					3,124,559	3,075,833	3,075,833
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,303,113	3,303,113	5/1/2026
Biotechnology Total		4.9%				$12,511,873	$12,043,832	$12,043,832

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$2,625,822	$2,588,389	$2,588,389	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		656,709	652,418	652,418	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,821,346	14,358,432	14,358,432	3/1/2026
	Canary Connect, Inc. Subtotal					18,103,877	17,599,239	17,599,239
	Proto, Inc.		Senior Secured	12.5%		1,296,227	1,222,532	1,222,532	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,296,471	1,296,470	1,296,470	10/1/2025
	Proto, Inc. Subtotal					2,592,698	2,519,002	2,519,002
Computers & Storage Total		8.2%				$20,696,575	$20,118,241	$20,118,241

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,648,224	$4,123,744	$4,123,744	*
Enterprise Networking		1.7%				$5,648,224	$4,123,744	$4,123,744

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,571,029	$4,571,029	11/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		256,219	182,039	182,039	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		170,813	170,805	170,805	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		28,325	27,897	27,897	9/1/2023
	Ainsly, Inc. Subtotal ** ^					455,357	380,741	380,741
	D2C Store, Inc.		Senior Secured	10.0%		1,952,500	1,649,617	1,649,617	*
	Good Counsel, LLC		Senior Secured	12.3%		2,795,683	2,707,628	2,707,628	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	3,015,442	2,808,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		150,000	139,027	117,414	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,065,152	7,065,152	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,389,018	1,320,343	1,320,343	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		4,522,505	4,313,033	4,313,033	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,558,720	11,558,720	7/1/2026
	RenoFi, Inc.		Senior Secured	12.0%		222,154	220,351	220,351	12/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,265,221	1,169,675	1,169,675	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,354,001	1,335,317	1,335,317	9/1/2025
	RenoFi, Inc. Subtotal					2,841,376	2,725,343	2,725,343
	Residently USA, LLC ** ^		Senior Secured	12.0%		402,811	384,812	374,604	9/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		989,529	975,268	975,268	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,921,414	1,843,221	1,843,221	11/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		1,382,196	1,352,147	1,352,147	2/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		989,944	972,930	972,930	4/1/2026
	RetailerX, Inc.		Senior Secured	12.0%		397,191	390,813	390,813	5/1/2024
	RetailerX, Inc. Subtotal					5,680,274	5,534,379	5,534,379

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,550,491	1,538,028	1,538,028	12/1/2024
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	223,402	223,402	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	473,402	473,402
Internet Total		20.8%				$61,404,807	$56,129,050	$50,985,763

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$991,516	$896,247	$896,247	*
	Anutra Medical, Inc.		Senior Secured	18.0%		398,742	346,750	265,129	*
	CytoVale, Inc.		Senior Secured	12.0%		2,000,244	1,972,267	1,972,267	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		432,133	415,220	415,220	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		728,328	707,002	707,002	11/1/2025
	Siren Care, Inc.		Senior Secured	13.5%		654,024	650,077	650,077	1/1/2025
Medical Devices Total		2.0%				$15,204,987	$13,882,666	$4,905,942

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$4,446,507	$4,217,012	$4,217,012	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		1,343,517	1,333,215	1,333,215	6/1/2024
	GoForward, Inc.		Senior Secured	11.5%		700,470	694,412	694,412	9/1/2023
	GoForward, Inc. Subtotal					2,043,987	2,027,627	2,027,627
	Grayce, Inc.		Senior Secured	11.8%		314,072	310,618	310,618	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		750,000	703,496	703,496	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		530,957	516,681	516,681	9/1/2024
	Grayce, Inc. Subtotal					1,595,029	1,530,795	1,530,795
	Hello Heart Inc.		Senior Secured	11.0%		138,278	137,905	137,905	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		857,377	836,150	836,150	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,623,886	1,610,440	1,610,440	6/1/2025
	Hello Heart Inc. Subtotal					2,619,541	2,584,495	2,584,495
	Honeybee Health, Inc.		Senior Secured	11.0%		1,817,415	1,716,730	1,716,730	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	364,074	364,074	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	363,583	363,583	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	940,641	940,641	9/1/2025
	Julie Products Inc. Subtotal					1,750,000	1,668,298	1,668,298
	KBS, Inc.		Senior Secured	14.0%		250,000	223,662	223,662	6/1/2026
	Minded, Inc.		Senior Secured	12.0%		1,256,621	1,222,405	1,222,405	12/1/2024
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,446,550	1,446,550	12/1/2025
	Minded, Inc. Subtotal					2,756,621	2,668,955	2,668,955
	Open Inc.		Senior Secured	13.5%		500,000	470,462	470,462	3/1/2026
	Open Inc.		Senior Secured	14.8%		500,000	490,997	490,997	3/1/2026
	Open Inc. Subtotal					1,000,000	961,459	961,459
	Oula Health, Inc.		Senior Secured	12.0%		219,980	216,253	216,253	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		162,803	161,534	161,534	7/1/2024
	Oula Health, Inc. Subtotal					382,783	377,787	377,787
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		853,270	813,895	813,895	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		1,777,402	1,735,479	1,735,479	7/1/2026
	Tia, Inc.		Senior Secured	11.8%		793,077	763,688	763,688	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,326,405	1,316,426	1,316,426	9/1/2024
	Tia, Inc. Subtotal					2,119,482	2,080,114	2,080,114
	Vessel Health, Inc.		Senior Secured	12.0%		697,710	530,000	530,000	1/1/2025
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	219,877	219,877	5/1/2026
Other Healthcare Total		9.6%				$26,133,009	$25,061,577	$23,356,185

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Other Technology
	8i Corporation		Senior Secured	12.0%		$333,271	$329,231	$329,231	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		299,211	293,682	293,682	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	585,756	585,756	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,250,000	1,210,756	1,210,756
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		918,215	654,269	199,251	*
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,385,790	1,385,790	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	883,250	611,923	1/1/2026
	Bankroll Club, LLC		Senior Secured	14.8%		1,000,000	1,000,000	692,808	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,129,823	1,044,617	723,719	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,130,193	1,130,192	783,006	4/1/2025
	Bankroll Club, LLC Subtotal					4,260,016	4,058,059	2,811,456
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	255,324	*
	BloomTech Inc.		Senior Secured	11.3%		253,122	253,122	253,122	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,195,534	1,158,792	1,158,792	9/1/2024
	Bryte, Inc.		Senior Secured	10.0%		1,875,663	1,807,916	1,807,916	4/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		6,166,737	5,802,074	4,799,254	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,506,581	1,437,375	1,437,375	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,731,231	1,692,900	1,692,900	4/1/2026
	Ceres Imaging, Inc. Subtotal					3,237,812	3,130,275	3,130,275
	Content Adjacent, Inc.		Senior Secured	12.0%		1,421,216	1,318,129	1,318,129	7/1/2024
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,606,943	3,606,943	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,694,546	3,694,546	7/1/2026
	Copia Global Inc. Subtotal ** ^					7,500,000	7,301,489	7,301,489
	CornerUp, Inc.		Senior Secured	15.0%		250,000	205,899	205,899	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	244,440	244,440	4/1/2026
	CornerUp, Inc. Subtotal					500,000	450,339	450,339
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	712,516	712,516	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	245,039	245,039	3/1/2026
	Creoate Limited Subtotal ** ^					1,000,000	957,555	957,555
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,887,449	59,732	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,354,994	2,141,948	2,141,948	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,439,788	2,439,788	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,420,921	2,420,921	5/1/2026
	EasyKnock, Inc. Subtotal					7,354,994	7,002,657	7,002,657
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,884,202	1,758,239	1,758,239	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,184,953	2,131,956	2,131,956	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,069,155	3,890,195	3,890,195
	Fanimal, Inc.		Senior Secured	11.8%		226,270	197,763	197,763	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	366,779	366,779	7/1/2026
	Fanimal, Inc. Subtotal					601,270	564,542	564,542
	Fitplan, Inc. ** ^		Senior Secured	12.5%		236,896	224,713	224,713	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		379,769	376,080	376,080	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		1,898,817	1,851,809	1,851,809	2/1/2025
	Heading Health Inc.		Senior Secured	12.5%		315,032	295,213	160,822	12/1/2024
	Heading Health Inc.		Senior Secured	13.5%		750,000	668,480	364,167	2/1/2026
	Heading Health Inc. Subtotal					1,065,032	963,693	524,989
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,970,611	2,905,709	2,905,709	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,892,258	4,771,732	4,771,732	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		34,992	34,938	34,938	8/1/2023
	Higher Ground Education, Inc. Subtotal					7,897,861	7,712,379	7,712,379
	Hint, Inc.		Senior Secured	12.0%		6,438,420	5,691,478	5,691,478	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	916,913	916,913	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		500,000	482,017	482,017	5/1/2026
	Holo, Inc. Subtotal					1,500,000	1,398,930	1,398,930
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,868,727	2,868,727	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,163,002	1,132,727	1,132,727	7/1/2024
	Hyphen Technologies, Inc. Subtotal					4,163,002	4,001,454	4,001,454
	Intergalactic Foods Corporation		Senior Secured	12.0%		330,035	320,178	320,178	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,428,717	2,344,739	2,344,739	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,324,640	1,256,027	1,256,027	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,387,293	1,387,293	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		752,761	722,112	722,112	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,472,354	2,432,858	2,432,858	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,175,581	1,121,053	1,121,053	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,647,935	3,553,911	3,553,911
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,891,726	1,891,726	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,460,837	1,460,837	9/1/2026
	LendTable Inc. Subtotal					3,500,000	3,352,563	3,352,563
	Level Home, Inc.		Senior Secured	11.8%		6,909,308	6,854,628	6,854,628	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		7,829,261	7,582,646	7,582,646	5/1/2025
	Level Home, Inc. Subtotal					14,738,569	14,437,274	14,437,274
	Literati, Inc.		Senior Secured	11.3%		2,257,154	2,225,727	2,225,727	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,512,831	4,320,303	4,320,303	9/1/2025
	Literati, Inc. Subtotal					6,769,985	6,546,030	6,546,030
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	977,102	977,102	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	421,697	421,697	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,500,000	1,398,799	1,398,799
	Mavenform, Inc.		Senior Secured	11.0%		465,979	460,116	460,116	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		429,955	422,028	422,028	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		406,474	402,321	402,321	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		1,264,667	1,230,355	1,230,355	7/1/2025
	Mavenform, Inc. Subtotal					2,567,075	2,514,820	2,514,820
	Merlin Labs, Inc.		Senior Secured	11.0%		2,086,319	2,024,418	2,024,418	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,407,081	1,384,121	1,384,121	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		8,904,313	8,813,237	8,813,237	2/1/2024
	Natomas Labs, Inc.		Senior Secured	13.3%		5,697,573	5,288,365	5,288,365	9/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		1,380,811	1,371,482	1,371,482	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,536,944	1,442,503	502,190	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		313,561	309,901	309,901	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		313,425	302,590	302,590	12/1/2024
	Ocho Holdings Co. Subtotal					626,986	612,491	612,491
	OnePointOne, Inc.		Senior Secured	12.0%		586,803	583,023	583,023	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		586,492	575,096	575,096	2/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OnePointOne, Inc. Subtotal					1,173,295	1,158,119	1,158,119
	Opya, Inc.		Senior Secured	12.0%		113,956	113,074	113,074	11/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		941,060	911,857	911,857	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		873,411	859,623	859,623	8/1/2025
	Phase Four, Inc. Subtotal					1,814,471	1,771,480	1,771,480
	Plant Prefab, Inc.		Senior Secured	11.0%		1,188,523	1,175,338	1,175,338	11/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,408,079	1,408,079	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		1,487,765	1,445,708	1,445,708	8/1/2024
	Plant Prefab, Inc. Subtotal					4,176,288	4,029,125	4,029,125
	PlantBaby, inc.		Senior Secured	13.8%		125,000	109,437	109,437	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		117,794	115,026	115,026	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		198,172	184,822	184,822	5/1/2025
	PlantBaby, inc.		Senior Secured	14.3%		125,000	119,770	119,770	5/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		106,659	104,393	104,393	7/1/2025
	PlantBaby, inc. Subtotal					672,625	633,448	633,448
	Platform Science, Inc.		Senior Secured	11.5%		595,548	591,312	591,312	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,655,935	4,655,935	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,914,870	4,914,870	3/1/2026
	Platform Science, Inc. Subtotal					10,595,548	10,162,117	10,162,117
	Privoro Holdings, Inc.		Senior Secured	12.0%		669,372	656,964	656,964	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	119,190	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	488,778	488,778	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		971,392	936,931	936,931	11/1/2025
	Rise Gardens, Inc. Subtotal					1,471,392	1,425,709	1,425,709
	Romaine Empire, Inc.		Senior Secured	14.5%		2,963,187	2,891,518	2,891,518	1/1/2027
	Romaine Empire, Inc.		Senior Secured	12.0%		2,967,451	2,727,743	2,727,743	12/1/2026
	Romaine Empire, Inc.		Senior Secured	13.5%		2,964,130	2,900,336	2,900,336	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		566,104	563,028	563,028	9/1/2023
	Romaine Empire, Inc. Subtotal					9,460,872	9,082,625	9,082,625
	Setex Technologies, Inc.		Senior Secured	12.3%		623,749	594,063	594,063	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	957,625	957,625	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	742,699	742,699	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,750,000	1,700,324	1,700,324
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,892,214	1,892,214	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	12,816,811	*
	The Farm Project, PBC.		Senior Secured	12.0%		2,970,380	2,888,898	2,888,898	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,226,618	1,159,453	1,159,453	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		660,608	357,189	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,324,421	1,275,616	1,275,616	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	122,078	122,078	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	336,053	336,053	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	304,082	304,082	8/1/2026
	TLNT Inc. Subtotal					812,500	762,213	762,213
	TomoCredit, Inc.		Senior Secured	12.5%		67,961	67,217	67,217	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		45,329	45,329	45,329	9/1/2023
	TomoCredit, Inc. Subtotal					113,290	112,546	112,546
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,816,002	4,816,002	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		2,156,470	2,128,706	2,128,706	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		2,157,255	2,125,727	2,125,727	6/1/2024
	Umbra Lab, Inc. Subtotal					9,313,725	9,070,435	9,070,435

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Veev Group, Inc.		Senior Secured	12.5%		12,587,531	12,336,252	12,336,252	12/1/2024
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,510,732	1,510,732	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		456,754	445,136	445,136	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		942,206	890,763	890,763	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		565,404	553,887	553,887	4/1/2025
	Wellth, Inc. Subtotal					1,507,610	1,444,650	1,444,650
	Wheels Labs, Inc. **		Senior Secured	12.0%		1,000,000	898,983	898,983	*
	World Wrapps II, Inc.		Senior Secured	12.0%		215,637	215,637	215,637	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		215,889	215,889	215,889	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		215,622	194,996	194,996	6/1/2024
	World Wrapps II, Inc. Subtotal					647,148	626,522	626,522
	Zeno Technologies, Inc.		Senior Secured	10.0%		212,516	212,514	212,514	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		212,516	196,538	196,538	7/1/2025
	Zeno Technologies, Inc. Subtotal					425,032	409,052	409,052
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,933,768	5,933,768	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,106,156	6,106,156	10/1/2026
	Zimeno Inc. Subtotal					12,500,000	12,039,924	12,039,924
Other Technology Total		85.7%				$240,426,397	$226,763,086	$209,927,044

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,870,064	$1,870,064	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,999,978	1,999,978	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,870,042	3,870,042
	Lassen Peak, Inc.		Senior Secured	11.0%		186,024	180,607	180,607	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	1,107,863	*
Security Total		2.1%				$6,184,541	$5,610,089	$5,158,512

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,357,241	$1,357,241	10/1/2026
	Afero, Inc.		Senior Secured	12.3%		645,978	627,158	627,158	1/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		286,451	284,461	281,567	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		627,396	620,974	620,974	12/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		994,250	969,230	969,230	8/1/2024
	Big Run Studios, Inc. Subtotal					1,621,646	1,590,204	1,590,204
	Bizly, Inc.		Senior Secured	12.5%		1,636,661	1,590,583	1,590,583	12/1/2025
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,410,816	1,410,816	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		250,000	242,848	242,848	2/1/2026
	BlueCart, Inc. Subtotal					1,750,000	1,653,664	1,653,664
	Canopy Technology Corp.		Senior Secured	13.5%		1,458,080	1,375,558	1,375,558	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	977,199	977,199	3/1/2026
	Canopy Technology Corp. Subtotal					2,458,080	2,352,757	2,352,757
	Chowbus, Inc.		Senior Secured	12.0%		3,584,506	3,261,699	3,261,699	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		594,515	557,251	557,251	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,421,346	1,421,346	7/1/2026
	Common Sun, Inc Subtotal					2,000,000	1,921,339	1,921,339
	Eskalera, Inc.		Senior Secured	12.0%		1,483,412	1,410,349	1,410,349	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	459,942	459,942	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,841	492,841	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,327	491,327	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,521	490,521	8/1/2026
	Form Remodel, Inc. Subtotal					2,000,000	1,934,631	1,934,631
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	925,694	925,694	6/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Grokker, Inc.		Senior Secured	11.5%		617,973	603,466	603,466	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		476,563	462,653	462,653	4/1/2026
	Grokker, Inc. Subtotal					1,094,536	1,066,119	1,066,119
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	500,000	500,000	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	468,059	468,059	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	968,059	968,059
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	557,311	557,311	5/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	469,458	469,458	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,994	499,994	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	969,452	969,452
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,673,019	6,673,019	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		470,999	464,222	464,222	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		470,999	450,926	450,926	10/1/2025
	Ocurate, Inc. Subtotal					941,998	915,148	915,148
	Overalls, Inc.		Senior Secured	13.5%		500,000	460,065	460,065	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026
	Overalls, Inc. Subtotal					750,000	710,065	710,065
	Parkoursc, Inc.		Senior Secured	12.0%		104,415	103,806	103,806	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		367,349	365,124	365,124	9/1/2024
	Parkoursc, Inc. Subtotal					471,764	468,930	468,930
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	161,401	161,401	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	470,047	470,047	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,300,298	1,300,298	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,931,746	1,931,746
	Safe Securities Inc.		Senior Secured	11.5%		942,772	929,344	929,344	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		4,637,389	4,500,647	4,500,647	9/1/2025
	Safe Securities Inc. Subtotal					5,580,161	5,429,991	5,429,991
	SF Insuretech, Inc.		Senior Secured	13.5%		1,977,343	1,685,632	1,685,632	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		1,493,568	1,459,896	1,459,896	8/1/2024
	SF Insuretech, Inc. Subtotal					3,470,911	3,145,528	3,145,528
	Sonatus, Inc		Senior Secured	12.5%		113,288	111,443	111,443	9/1/2023
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,410,627	1,377,172	1,377,172	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		2,408,839	2,237,868	2,237,868	10/1/2024
	Swiftly Systems, Inc. Subtotal					3,819,466	3,615,040	3,615,040
	Terragon, Inc. ** ^		Senior Secured	12.0%		198,741	176,767	176,767	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	723,322	723,322	12/1/2025
	Truthset, Inc.		Senior Secured	12.5%		326,739	274,328	225,636	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,597,359	1,479,116	1,479,116	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,342,910	1,342,910	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,285,863	1,285,863	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,628,773	2,628,773
	WorkRails, Inc.		Senior Secured	12.0%		455,117	397,034	47,012	*
	Workspot, Inc.		Senior Secured	12.0%		558,193	552,779	552,779	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		328,413	323,063	323,063	3/1/2024
	Workspot, Inc. Subtotal					886,606	875,842	875,842
Software Total		21.3%				$55,392,935	$52,584,064	$52,182,456

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,317,982	$1,284,210	$1,284,210	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,474,812	2,406,777	2,406,777	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,569	772,242	772,242	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,882,492	1,799,328	1,799,328	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		3,441,887	3,310,620	3,310,620	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,184,332	2,133,062	2,133,062	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	iLearningEngines Inc. Subtotal					12,709,074	11,706,239	11,706,239
	Klar Holdings Limited ** ^		Senior Secured	12.0%		1,078,589	1,050,508	1,050,508	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	19,409	19,342	19,342	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,301,585	1,289,985	1,289,985	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,367,940	4,155,894	4,155,894	8/1/2025
	Klar Holdings Limited Subtotal ** ^					6,767,523	6,515,729	6,515,729
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,844,263	2,937,017	*
Technology Services Total		8.7%				$23,458,897	$22,066,231	$21,158,985

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$267,617	$261,354	$261,354	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		267,752	265,058	265,058	6/1/2024
	AirVine Scientific, Inc. Subtotal					535,369	526,412	526,412
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,416,751	1,416,751	7/1/2026
	MeshPlusPlus, Inc.		Senior Secured	12.5%		247,203	241,302	241,302	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		108,204	107,103	107,103	6/1/2024
	MeshPlusPlus, Inc. Subtotal					355,407	348,405	348,405
Wireless Total		0.9%				$2,390,776	$2,291,568	$2,291,568

	Grand Total	165.9%				$469,453,021	$440,674,148	$406,252,272

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund	4.3%	$10,640,670	$10,640,670
Total Cash Equivalents	4.3%	$10,640,670	$10,640,670
* As of June 30, 2023, loans with a cost basis of $70.2 million and a fair value of $38.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2023, 14.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of June 30, 2023, all loans were made to non-affiliates.

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

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2022, 14.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF JUNE 30, 2023
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$24,000,000	$837,288	$—	$837,288
Floating interest rate of USD-SOFR with a cap rate of 1.36%to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,248,220	—	3,248,220
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,250,654	—	2,250,654
Total				$164,000,000	$6,336,162	$—	$6,336,162

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,244,303	$—	$4,244,303
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,421,781	—	3,421,781
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,978,267	—	2,978,267
Total				$227,000,000	$10,644,351	$—	$10,644,351
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2023, the Fund held 10,640,670 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.97% and $500,000 in cash, which together represented 4.55% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 6,754,823 units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06%, and $319,834 in cash, which together represented 2.64% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

Realized Gains and Losses from Loans

Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines that a loan is uncollectible.

Investment Valuation

    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of June 30, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $406.3 million and $489.7 million, respectively, (or 94.4% and 94.7% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of June 30, 2023 and December 31, 2022, loans with a cost basis of $70.2 million and $40.0 million and a fair value of $38.5 million and $12.4 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted-average interest rate of the performing loans and all loans.

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-Average Interest Rate - Cash	16.23%	13.93%	14.50%	13.28%
Weighted Average Interest Rate - Non-Cash	4.02%	3.59%	3.61%	3.75%
Weighted-Average Interest Rate	20.25%	17.52%	18.11%	17.03%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted-Average Interest Rate - Cash	15.17%	13.75%	13.82%	13.56%
Weighted Average Interest Rate - Non-Cash	3.75%	3.53%	3.43%	3.68%
Weighted-Average Interest Rate	18.92%	17.28%	17.25%	17.24%

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

All loans as of June 30, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $15.3 million and $68.1 million, respectively.

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

There were no transfers in and out of Level 1, 2 or 3 during the six months ended June 30, 2023 and 2022.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$12,043,832	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	20,118,241	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Enterprise Networking	4,123,744	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	50,985,763	Hypothetical market analysis	Hypothetical market coupon rate	14% - 31%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	4,905,942	Hypothetical market analysis	Hypothetical market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Healthcare	23,356,185	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Other Technology	209,927,044	Hypothetical market analysis	Hypothetical market coupon rate	11% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	5,158,512	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	52,182,456	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 90%^
Technology Services	21,158,985	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 40%*
Wireless	2,291,568	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%
Total Loan Investments	$406,252,272
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

The following tables present the balances of assets and liabilities as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

As of June 30, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$406,252,272	$406,252,272
Derivative assets	—	6,336,162	—	6,336,162
Cash equivalents	10,640,670	—	—	10,640,670
Total	$10,640,670	$6,336,162	$406,252,272	$423,229,104

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$182,500,000	$—	$182,500,000
Total	$—	$182,500,000	$—	$182,500,000

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$489,691,665	$489,691,665
Derivative assets	—	10,644,351	—	10,644,351
Cash equivalents	6,754,823	—	—	6,754,823
Total	$6,754,823	$10,644,351	$489,691,665	$507,090,839

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$244,500,000	$—	$244,500,000
Total	$—	$244,500,000	$—	$244,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$463,976,758	$—	$489,691,665	$—
Acquisitions and originations	8,812,500	1,715,526	25,312,500	2,679,908
Principal payments on loans, net of accretion	(64,539,670)	—	(106,545,558)	—
Distributions to shareholder	—	(1,715,526)	—	(2,679,908)
Net realized gain from loans	—	—	1,256	—
Net change in unrealized loss from loans	(1,997,316)	—	(2,207,591)	—
Ending balance	$406,252,272	$—	$406,252,272	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2023	$(2,155,217)		$(2,892,362)

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Loans	Warrants	Other	Loans	Warrants	Stocks	Other
Beginning balance	$498,257,047	$—	$—	$484,047,644	$—	$—	$—
Acquisitions and originations	56,750,000	4,073,772	100	107,475,000	8,045,774	2,090,759	100
Principal payments on loans, net of accretion	(67,355,589)	—	—	(103,182,467)	—	—	—
Proceeds from sale of loan	(1,800,000)	—	—	(1,800,000)	—	—	—
Distributions to shareholder	—	(4,073,772)	(100)	—	(8,045,774)	(2,090,759)	(100)
Net realized loss from loans	(2,249,093)	—	—	(2,577,831)	—	—	—
Net change in unrealized gain from loans	2,060,255	—	—	1,700,274	—	—	—
Ending balance	$485,662,620	$—	$—	$485,662,620	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2022	$(970,854)			$(1,146,852)

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

5.    CAPITAL STOCK

As of both June 30, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both June 30, 2023 and December 31, 2022, was $460.0 million of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Cash distributions	$47,996,000	$25,000,000
Distributions of equity securities	2,679,908	10,136,633
Total distributions to shareholder	$50,675,908	$35,136,633

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY
The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act, which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non-interested directors within the meaning of Section 2(a)(19) of the 1940 Act (“Independent Directors”), with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its Independent Directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of June 30, 2023 and December 31, 2022, the Fund’s asset coverage for borrowings was 233% and 209%, respectively.

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

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of June 30, 2023, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2023 and December 31, 2022, $182.5 million and $244.5 million, respectively, was outstanding under the facility.

As of June 30, 2023, the SOFR rate was as follows:

Overnight	5.0900%
Daily Simple SOFR	5.0500%
30-day Average SOFR	5.0653%
90-day Average SOFR	4.9957%
Bank fees and other costs of $4.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2023 and December 31, 2022, the remaining unamortized fees and costs of $0.8 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$182,500,000	$244,500,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$182,500,000	$244,500,000
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

For the three and six months ended June 30, 2023 and 2022, Management Fees were calculated at 1.250% and 1.500% of the Company's committed capital, respectively.

Management Fees of $1.4 million and $1.7 million were recognized as expenses for the three months ended June 30, 2023 and 2022, respectively. Management Fees of $2.9 million and $3.5 million were recognized as expenses for the six months ended June 30, 2023 and 2022, respectively.

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

Interest Rate Collar

The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	06/01/2022	$24,000,000	0.86%	0.35%	USD-SOFR rate	03/18/2024
Zions Bancorporation, N.A.	05/31/2022	$50,000,000	1.36%	0.42%	USD-SOFR rate	06/30/2025
Zions Bancorporation, N.A.	06/01/2022	$90,000,000	2.11%	0.53%	USD-SOFR rate	03/18/2024

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of June 30, 2023 and December 31, 2022.

	Derivative Assets
Derivative Instruments	June 30, 2023	December 31, 2022
Interest rate collar	$6,336,162	$10,644,351

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operation Caption	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(2,276,959)	$590,763	$(4,308,189)	$6,005,767
	Net realized gain from derivative instruments	$4,086,256	$882,045	$5,691,293	$717,583

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$6,336,162	$—	$—	$—	$6,336,162
Total	$6,336,162	$—	$—	$—	$6,336,162

	As of December 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,644,351	$—	$—	$—	$10,644,351
Total	$10,644,351	$—	$—	$—	$10,644,351
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty. There were no derivative liabilities as of June 30, 2023 and December 31, 2022.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022:

Asset	As of June 30, 2023
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$440,674,148	$—	$(34,421,876)	$(34,421,876)
Derivative assets	—	6,336,162	—	6,336,162
Total	$440,674,148	$6,336,162	$(34,421,876)	$(28,085,714)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$521,905,950	$—	$(32,214,285)	$(32,214,285)
Derivative assets	—	10,644,351	—	10,644,351
Total	$—	$10,644,351	$(32,214,285)	$(21,569,934)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $15.3 million and $68.1 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2023	Expiration Date
Abacum Inc.	Software	$1,500,000	12/31/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
SF Insuretech, Inc.	Software	3,000,000	12/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TLNT Inc.	Other Technology	312,500	07/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Total		$15,312,500

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/2023
Airspeed, Inc.	Other Technology	625,000	03/31/2023
Azumo, Inc.	Other Technology	1,000,000	03/31/2023
Bankroll Club, LLC	Other Technology	1,000,000	01/31/2023
BlueCart, Inc.	Software	500,000	04/30/2023
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Canopy Technology Corp.	Software	1,000,000	02/28/2023
CornerUp, Inc.	Other Technology	1,000,000	06/30/2023
Creoate Limited	Other Technology	500,000	03/31/2023
EasyKnock, Inc.	Other Technology	2,500,000	01/31/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
Form Remodel, Inc.	Software	500,000	01/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Grayce, Inc.	Other Healthcare	750,000	03/31/2023
Heading Health Inc.	Other Technology	750,000	06/30/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Holo, Inc.	Other Technology	500,000	01/15/2023
continued to next page

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
iLearningEngines Inc.	Technology Services	2,500,000	01/31/2023
Julie Products Inc.	Other Healthcare	750,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/2023
KBS, Inc.	Other Healthcare	500,000	05/30/2023
LendTable Inc.	Other Technology	1,500,000	07/31/2023
Literati, Inc.	Other Technology	2,500,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
Miami Labs, Inc.	Internet	7,500,000	06/30/2023
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023
Open Inc.	Other Healthcare	500,000	01/31/2023
Overalls, Inc.	Software	500,000	03/31/2023
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/2023
PlantBaby, inc.	Other Technology	125,000	01/31/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
Rise Gardens, Inc.	Other Technology	500,000	02/28/2023
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/2023
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/2023
TLNT Inc.	Other Technology	625,000	04/30/2023
Ukko Inc.	Biotechnology	2,500,000	03/31/2023
Vinvesto, Inc.	Internet	500,000	02/28/2023
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Zimeno Inc.	Other Technology	6,250,000	01/29/2023
Total		$68,075,000
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
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Total return**	5.77%	7.68%	10.84%	17.77%

Per share amounts:
Net asset value, beginning of period	$2,801.26	$2,400.69	$2,682.12	$2,301.94
Net investment income	146.50	171.12	281.63	339.88
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(1.89)	12.83	(8.23)	58.45
Net increase in net assets resulting from operations	144.61	183.95	273.40	398.33
Distributions of income to shareholder	(328.91)	(110.74)	(338.56)	(274.57)
Return of capital to shareholder	(168.20)	—	(168.20)	(76.80)
Contributions from shareholder	—	75.00	—	200.00
Net asset value, end of period	2,448.76	2,548.90	2,448.76	2,548.90
Net assets, end of period	244,876,231	$254,890,411	$244,876,231	$254,890,411

Ratios to average net assets:
Expenses*	9.72%	7.29%	9.47%	7.31%
Net investment income*	22.87%	27.95%	21.48%	28.59%
Portfolio turn-over rate	—%	0.37%	—%	0.37%
Average debt outstanding	$215,250,000	$277,500,000	$225,214,286	$273,571,429

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

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company as ordinary income); thus, such income will be subject to a double layer of taxation. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

 Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also serves as investment manager for Fund VIII.  The Fund’s Board determined that so long as Fund VIII has capital available to invest in loan transactions with final maturities earlier than December 31, 2025 (the date on which Fund VIII will be dissolved), the Fund may invest in each portfolio company in which Fund VIII invests.  Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as may be determined by the respective Fund Boards, so long as the Fund has capital available to invest. Effective March 31, 2020, Fund VIII was no longer permitted to enter new commitments to borrowers; however, Fund VIII was permitted to fund existing commitments in which the Fund might also be invested. Fund VIII's last commitment expired on September 30, 2021. The ability of the Fund to co-invest with Fund VIII, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised and the Board ratified its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund VIII, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Transactions with WTI Fund X, Inc. (“Fund X”)

The Manager also serves as the investment manager for Fund X. The Fund’s Board determined that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X will be dissolved), the Fund may invest in each portfolio company in which Fund X invests. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund X, or such other allocations as may be determined by the respective Fund Boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the Conditions described above. The Manager has exercised and the Board ratified its discretion to extend the Fund’s investment period for two additional quarters, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2023 and 2022
Analysis of Interest Income
Total investment income for the three months ended June 30, 2023 and 2022 was $20.9 million and $21.6 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 was $40.6 million and $42.7 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$402,886,956	$20,398,955	16.23%	4.02%	$489,059,355	$21,424,283	13.93%	3.59%
All Loans	$431,647,355	$20,420,140	15.17%	3.75%	$497,550,443	$21,499,283	13.75%	3.53%
Interest income for both performing loans and all loans decreased by $1.0 million and $1.1 million, or 4.8% and 5.0%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $86.2 million and $65.9 million, or 17.6% and 13.2%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$431,141,462	$39,036,551	14.50%	3.61%	$484,464,023	$41,258,471	13.28%	3.75%
All Loans	$452,819,218	$39,057,737	13.82%	3.43%	$493,128,696	$42,512,977	13.56%	3.68%
Interest income for both performing loans and all loans decreased by $2.2 million and $3.5 million, or 5.4% and 8.1%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $53.3 million and $40.3 million, or 11.0% and 8.2%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$215,250,000	$4,700,873	8.74%	$277,500,000	$2,628,152	3.79%
Interest expense increased by $2.1 million or 78.9%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.

The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$225,214,286	$9,249,896	8.21%	$273,571,429	$4,785,022	3.50%
Interest expense increased by $4.5 million or 93.3%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2023	2022	Change ($)	2023	2022	Change ($)
Management fees	$1,437,500	$1,725,000	$(287,500)	$2,875,000	$3,450,000	$(575,000)
Banking and professional fees	$25,167	$84,896	$(59,729)	$200,656	$392,493	$(191,837)
Other operating expenses	$64,605	$27,957	$36,648	$94,996	$56,065	$38,931
Total Operating Expense	$1,527,272	$1,837,853	$(310,581)	$3,170,652	$3,898,558	$(727,906)
For the period from January 1, 2023 through June 30, 2023, management fees were calculated at 1.250% of the Company's committed capital. For the same period in 2022, management fees were calculated at 1.500% of the Company's committed capital.
Banking and professional fees decreased by $0.1 million and $0.2 million, or 70.4% and 48.9% for the three and six months ended June 30, 2023 compared to the same period in 2022. Decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans and reversal of litigation reserves during the period ended June 30, 2023.

Other operating expenses did not materially increase for the three and six months ended June 30, 2023 compared to the same period in 2022. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2023 and 2022 totaled $0.1 million and $0.4 million, respectively. Non-recurring fees for the six months ended June 30, 2023 and 2022 totaled $0.9 million and $0.7 million, respectively.

Net investment income for the three months ended June 30, 2023 and 2022 was $14.7 million and $17.1 million, respectively. Net investment income for the six months ended June 30, 2023 and 2022 was $28.2 million and $34.0 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gain (loss) from loans was $0 and $(2.2) million for the three months ended June 30, 2023 and 2022, respectively. Net realized gain (loss) from loans was less than $0.1 million and $(2.6) million for the six months ended June 30, 2023 and 2022, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $4.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Net realized gain from derivative instruments was $5.7 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the period ended June 30, 2023 and 2022 also include proceeds from termination of collar contracts with Zion Bancorporation, N.A. and MUFG Union Bank, N.A.

Net change in unrealized gain (loss) from loans was $(2.0) million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. Net change in unrealized gain (loss) from loans was $(2.2) million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain (loss) from derivative instruments was $(2.3) million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. Net change in unrealized gain (loss) from derivative instruments was $(4.3) million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $14.5 million and $18.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $144.62 and $183.96, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 and 2022 was $27.3 million and $39.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2023 and 2022 was $273.40 and $398.33, respectively.

Liquidity and Capital Resources – June 30, 2023 and December 31, 2022

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both June 30, 2023 and December 31, 2022, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of June 30, 2023 and December 31, 2022. The Company has made $187.7 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net cash provided by operating activities	$108,370,720	$20,075,818
Net cash used in financing activities	(104,304,707)	(659,188)
Net increase in cash and cash equivalents	$4,066,013	$19,416,630

As of June 30, 2023 and December 31, 2022, 4.55% and 2.64%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400 million, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan.
Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate) The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2023, $182.5 million was outstanding under the facility.

For the six months ended June 30, 2023 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $25.3 million for the six months ended June 30, 2023. Net loan amounts outstanding after amortization and valuation adjustments decreased by $83.4 million for the same period. Unexpired unfunded commitments totaled $15.3 million as of June 30, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2023	$1,083.6 million	$677.3 million	$406.3 million	$15.3 million
December 31, 2022	$1,058.3 million	$568.6 million	$489.7 million	$68.1 million

The unexpired unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022 are detailed in Note 10 to the financial statements included in this filing.

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

As of June 30, 2023, the Fund had a cash balance of $11.1 million and approximately $206.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $187.7 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2023, the Fund’s asset coverage ratio was 233%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2023, the outstanding debt balance was $182.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 5.05%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.70% on $164.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(55,703)	$(820,000)	$912,500	$36,797
1%	$111,407	$1,640,000	$(1,825,000)	$(73,593)
2%	$222,813	$3,280,000	$(3,650,000)	$(147,187)
3%	$334,220	$4,920,000	$(5,475,000)	$(220,780)
4%	$445,627	$6,560,000	$(7,300,000)	$(294,373)
5%	$557,034	$8,200,000	$(9,125,000)	$(367,966)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2023, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2023	Date:	August 11, 2023