Form 10-Q
period 2023-09-30
Venture Lending & Leasing IX, Inc.
filed 2023-11-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2023
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of September 30, 2023 and December 31, 2022

Condensed Schedules of Derivative Instruments (Unaudited)
As of September 30, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $393,025,287 and $521,905,950)	$346,174,889	$489,691,665
Derivative assets	5,269,367	10,644,351
Cash and cash equivalents	15,461,301	7,074,657
Dividend and interest receivables	4,339,913	6,374,578
Other assets	1,246,662	3,411,846
Total assets	372,492,132	517,197,097

LIABILITIES
Borrowings under debt facility	177,500,000	244,500,000
Accrued management fees	1,035,000	1,437,500
Accounts payable and other accrued liabilities	1,720,115	3,047,302
Total liabilities	180,255,115	248,984,802

NET ASSETS	$192,237,017	$268,212,295

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(172,158,663)	(116,194,481)
Total distributable losses	(42,729,320)	(22,718,224)
Net assets (equivalent to $1,922.37 and $2,682.12 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$192,237,017	$268,212,295

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$4,187,500	$68,075,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

INVESTMENT INCOME:
Interest on loans	$15,211,971	$18,651,467	$54,269,708	$61,164,444
Other income	302,652	79,700	1,828,538	238,003
Total investment income	15,514,623	18,731,167	56,098,246	61,402,447

EXPENSES:
Management fees	1,035,000	1,437,500	3,910,000	4,887,500
Interest expense	4,180,091	3,447,073	13,429,987	8,232,095
Banking and professional fees	38,558	118,991	239,214	511,484
Other operating expenses	55,084	106,273	150,080	162,339
Total expenses	5,308,733	5,109,837	17,729,281	13,793,418
Net investment income	10,205,890	13,621,330	38,368,965	47,609,029

Net realized loss from loans	(438,580)	(18,209)	(437,324)	(2,596,040)
Net realized gain from derivative instruments	1,444,268	243,988	7,135,561	961,571
Net change in unrealized loss from loans	(12,428,521)	(10,847,862)	(14,636,112)	(9,147,588)
Net change in unrealized gain (loss) from derivative instruments	(1,066,795)	3,575,680	(5,374,984)	9,581,447
Net realized and change in unrealized loss from loans and derivative instruments	(12,489,628)	(7,046,403)	(13,312,859)	(1,200,610)

Net increase (decrease) in net assets resulting from operations	$(2,283,738)	$6,574,927	$25,056,106	$46,408,419

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(22.84)	$65.75	$250.56	$464.08
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2022	100,000	$100	$365,624,900	$(104,933,372)	$(5,801,217)	$254,890,411
Net increase in net assets resulting from operations	—	—	—	—	6,574,927	6,574,927
Distribution of income to shareholder	—	—	—	—	(18,517,814)	(18,517,814)
Return of capital to shareholder	—	—	—	(11,320,360)	—	(11,320,360)
Contributions from shareholder	—	—	28,500,000	—	—	28,500,000
Balance at September 30, 2022	100,000	$100	$394,124,900	$(116,253,732)	$(17,744,104)	$260,127,164

Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231
Net decrease in net assets resulting from operations	—	—	—	—	(2,283,738)	(2,283,738)
Distribution of income to shareholder	—	—	—	—	(11,211,578)	(11,211,578)
Return of capital to shareholder	—	—	—	(39,143,898)	—	(39,143,898)
Balance at September 30, 2023	100,000	$100	$407,124,900	$(172,158,663)	$(42,729,320)	$192,237,017

Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	46,408,419	46,408,419
Distribution of income to shareholder	—	—	—	—	(45,974,560)	(45,974,560)
Return of capital to shareholder	—	—	—	(19,000,246)	—	(19,000,246)
Contributions from shareholder	—	—	48,500,000	—	—	48,500,000
Balance at September 30, 2022	100,000	$100	$394,124,900	$(116,253,732)	$(17,744,104)	$260,127,164

Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	25,056,106	25,056,106
Distributions of income to shareholder	—	—	—	—	(45,067,202)	(45,067,202)
Return of capital to shareholder	—	—	—	(55,964,182)	—	(55,964,182)
Balance at September 30, 2023	100,000	$100	$407,124,900	$(172,158,663)	$(42,729,320)	$192,237,017

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$25,056,106	$46,408,419
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	437,324	2,596,040
Net realized gain from derivative instruments	(7,135,561)	(961,571)
Net change in unrealized loss from loans	14,636,112	9,147,588
Net change in unrealized (gain) loss from derivative instruments	5,374,984	(9,581,447)
Amortization of deferred costs related to borrowing facility	797,974	732,448
Origination of loans	(27,562,500)	(160,094,146)
Principal payments on loans, net of accretion	152,674,104	143,254,264
Proceeds from sale of loan	1,043,138	1,800,000
Acquisition of equity securities	(750,786)	(10,985,335)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	2,034,665	650,137
Net (increase) decrease in other assets	1,367,210	(266,025)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,729,687)	(1,823,411)
Net cash provided by operating activities	166,243,083	20,876,961

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(97,992,000)	(51,500,000)
Contributions from shareholder	—	48,500,000
Borrowings under debt facility	6,500,000	88,000,000
Repayments of borrowings under debt facility	(73,500,000)	(97,500,000)
Payments made for derivative instruments	—	(202,417)
Payments received from derivative instruments	7,135,561	1,163,988
Payments of bank facility fees and costs	—	(376,771)
Net cash used in financing activities	(157,856,439)	(11,915,200)

Net increase in cash and cash equivalents	8,386,644	8,961,761

CASH AND CASH EQUIVALENTS:
Beginning of period	7,074,657	6,939,126
End of period	$15,461,301	$15,900,887

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$12,652,909	$6,892,275
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$3,039,384	$13,474,806
Receipt of equity securities as repayment of loans	$2,288,598	$2,489,471
See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$4,640,504	$4,483,956	$4,483,956	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		561,574	544,325	544,325	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,582,014	1,565,420	1,565,420	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,055,209	1,036,955	1,036,955	12/1/2024
	GLO Pharma, Inc. Subtotal					2,637,223	2,602,375	2,602,375
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,328,624	3,328,624	5/1/2026
Biotechnology Total		5.7%				$11,339,301	$10,959,280	$10,959,280

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$444,307	$442,262	$442,262	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		1,776,542	1,758,673	1,758,673	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,816,031	14,420,430	14,420,430	3/1/2026
	Canary Connect, Inc. Subtotal					17,036,880	16,621,365	16,621,365
	Proto, Inc.		Senior Secured	12.8%		1,175,688	1,175,688	1,175,688	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,175,128	1,114,742	1,114,742	10/1/2025
	Proto, Inc. Subtotal					2,350,816	2,290,430	2,290,430
Computers & Storage Total		9.8%				$19,387,696	$18,911,795	$18,911,795

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,781,564	$3,781,564	*
Enterprise Networking Total		2.0%				$5,404,212	$3,781,564	$3,781,564

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,664,401	$4,664,401	11/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		228,956	168,596	168,596	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		152,637	152,631	152,631	7/1/2025
	Ainsly, Inc. Subtotal ** ^					381,593	321,227	321,227
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,592,688	1,592,688	*
	Good Counsel, LLC		Senior Secured	12.3%		2,532,735	2,460,678	2,460,678	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	3,006,442	2,799,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		118,928	104,002	88,170	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,112,854	7,112,854	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,318,340	1,262,008	1,262,008	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		3,964,805	3,803,603	3,803,603	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,667,223	11,667,223	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,128,835	1,052,599	1,052,599	7/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		112,735	112,208	112,208	12/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,220,192	1,205,069	1,205,069	9/1/2025
	RenoFi, Inc. Subtotal					2,461,762	2,369,876	2,369,876
	Residently USA, LLC ** ^		Senior Secured	12.0%		326,985	314,986	314,986	9/1/2024
	RetailerX, Inc.		Senior Secured	11.3%		5,874,412	5,487,010	5,487,010	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,351,069	1,341,991	1,341,991	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	226,668	226,668	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	476,668	476,668
Internet Total		25.8%				$59,900,993	$54,738,011	$49,610,713

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		398,742	346,749	231,679	*
	CytoVale, Inc.		Senior Secured	12.0%		1,614,792	1,595,418	1,595,418	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		328,986	318,969	318,969	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		661,848	644,311	644,311	11/1/2025
	Siren Care, Inc.		Senior Secured	13.5%		630,838	627,624	627,624	1/1/2025
Medical Devices Total		1.8%				$13,635,206	$12,428,174	$3,418,001

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$3,834,610	$3,663,245	$3,663,245	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		1,021,913	1,015,849	1,015,849	6/1/2024
	Grayce, Inc.		Senior Secured	11.8%		265,476	263,003	263,003	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		729,187	689,680	689,680	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		430,882	421,390	421,390	9/1/2024
	Grayce, Inc. Subtotal					1,425,545	1,374,073	1,374,073
	Hello Heart Inc.		Senior Secured	11.0%		56,069	55,993	55,993	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,439,808	1,429,261	1,429,261	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		651,752	639,234	639,234	6/1/2024
	Hello Heart Inc. Subtotal					2,147,629	2,124,488	2,124,488
	Honeybee Health, Inc.		Senior Secured	11.0%		1,695,722	1,613,617	1,613,617	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	365,423	365,423	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		903,093	854,815	854,815	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		375,000	364,847	364,847	6/1/2026
	Julie Products Inc. Subtotal					1,653,093	1,585,085	1,585,085
	KBS, Inc.		Senior Secured	14.0%		250,000	226,748	226,748	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,429,996	2,299,637	147,114	*
	Open Inc.		Senior Secured	14.8%		500,000	492,164	492,164	3/1/2026
	Open Inc.		Senior Secured	13.5%		500,000	474,665	474,665	3/1/2026
	Open Inc. Subtotal					1,000,000	966,829	966,829
	Oula Health, Inc.		Senior Secured	12.0%		127,080	126,297	126,297	7/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		139,533	137,943	137,943	2/1/2024
	Oula Health, Inc. Subtotal					266,613	264,240	264,240
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		762,030	730,694	730,694	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		1,777,402	1,744,389	1,744,389	2/1/2027
	Tia, Inc.		Senior Secured	11.8%		585,144	568,698	568,698	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,076,402	1,069,784	1,069,784	9/1/2024
	Tia, Inc. Subtotal					1,661,546	1,638,482	1,638,482
	Vessel Health, Inc.		Senior Secured	12.0%		697,710	554,642	520,399	1/1/2025
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	223,608	223,608	5/1/2026
Other Healthcare Total		9.3%				$22,647,071	$21,731,018	$17,838,860

Other Technology
	8i Corporation		Senior Secured	12.0%		$390,777	$386,278	$386,278	10/1/2025
	Aclima, Inc.		Senior Secured	12.0%		372,171	375,537	375,537	*
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		588,687	555,825	555,825	1/1/2026
	Airspeed, Inc. Subtotal					1,213,687	1,180,825	1,180,825
	Azumo, Inc.		Senior Secured	12.8%		1,414,850	1,318,856	1,318,856	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	939,436	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	127,662	*
	BloomTech Inc.		Senior Secured	11.3%		260,308	260,308	260,308	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		970,485	946,034	946,034	9/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Bryte, Inc.		Senior Secured	10.0%		1,639,603	1,587,722	1,587,722	4/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		6,166,737	5,802,074	1,072,599	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,730,662	1,697,602	1,697,602	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,320,035	1,266,820	1,266,820	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,050,697	2,964,422	2,964,422
	Content Adjacent, Inc.		Senior Secured	12.0%		1,343,077	1,266,670	1,266,670	7/1/2024
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,580,413	7,405,944	7,405,944	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		250,000	211,795	211,795	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	245,186	245,186	4/1/2026
	CornerUp, Inc. Subtotal					500,000	456,981	456,981
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	245,752	245,752	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		684,743	653,610	653,610	12/1/2025
	Creoate Limited Subtotal ** ^					934,743	899,362	899,362
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,887,449	88,506	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,132,505	1,957,784	1,957,784	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,431,270	2,431,270	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,281,817	2,231,914	2,231,914	12/1/2025
	EasyKnock, Inc. Subtotal					6,914,322	6,620,968	6,620,968
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,960,720	1,918,150	1,918,150	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,650,898	1,553,859	1,553,859	4/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					3,611,618	3,472,009	3,472,009
	Fanimal, Inc.		Senior Secured	11.8%		208,007	183,896	183,896	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	243,603	243,603	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		357,609	350,506	350,506	7/1/2026
	Fanimal, Inc. Subtotal					815,616	778,005	778,005
	Fitplan, Inc. ** ^		Senior Secured	12.5%		96,234	93,702	93,702	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		192,660	191,582	191,582	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		1,636,563	1,601,582	1,601,582	2/1/2025
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	389,506	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,563,303	2,514,942	2,514,942	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		4,345,163	4,250,266	4,250,266	6/1/2025
	Higher Ground Education, Inc. Subtotal					6,908,466	6,765,208	6,765,208
	Hint, Inc.		Senior Secured	12.0%		5,679,794	5,094,395	5,094,395	5/1/2025
	Holo, Inc.		Senior Secured	15.5%		500,000	484,277	484,277	5/1/2026
	Holo, Inc.		Senior Secured	13.5%		914,822	845,464	845,464	12/1/2025
	Holo, Inc. Subtotal					1,414,822	1,329,741	1,329,741
	Hyphen Technologies, Inc.		Senior Secured	12.0%		907,811	889,079	889,079	7/1/2024
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,887,853	2,887,853	3/1/2026
	Hyphen Technologies, Inc. Subtotal					3,907,811	3,776,932	3,776,932
	Intergalactic Foods Corporation		Senior Secured	12.0%		281,981	274,764	274,764	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,209,591	2,140,398	2,140,398	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,133,087	1,082,657	1,082,657	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,369,881	1,276,074	1,276,074	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		705,357	678,003	678,003	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,464,904	1,464,904	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,907,163	1,907,163	3/1/2026
	LendTable Inc. Subtotal					3,500,000	3,372,067	3,372,067

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,364,618	6,364,618	12/1/2025
	Logistech Solutions Pte. Ltd.		Senior Secured	11.5%		456,363	390,868	390,868	12/1/2025
	Logistech Solutions Pte. Ltd.		Senior Secured	12.8%		1,000,000	979,431	979,431	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal					1,456,363	1,370,299	1,370,299
	Mavenform, Inc.		Senior Secured	11.0%		1,127,693	1,100,442	1,100,442	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		360,605	357,344	357,344	6/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		327,035	322,361	322,361	6/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		421,554	416,772	416,772	10/1/2025
	Mavenform, Inc. Subtotal					2,236,887	2,196,919	2,196,919
	Merlin Labs, Inc.		Senior Secured	11.0%		1,849,821	1,801,179	1,801,179	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,159,345	1,143,659	1,143,659	10/1/2024
	Momentus Space LLC **		Senior Secured	12.0%		5,647,973	5,609,178	5,609,178	2/1/2024
	Natomas Labs, Inc.		Senior Secured	13.3%		5,131,642	4,811,483	4,811,483	9/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		566,305	563,833	563,833	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,551,955	1,469,036	164,830	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		264,774	257,001	257,001	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		264,889	262,269	262,269	12/1/2024
	Ocho Holdings Co. Subtotal					529,663	519,270	519,270
	OnePointOne, Inc.		Senior Secured	12.0%		372,207	370,598	370,598	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		372,010	367,145	367,145	2/1/2024
	OnePointOne, Inc. Subtotal					744,217	737,743	737,743
	Opya, Inc.		Senior Secured	12.0%		46,264	46,083	46,083	11/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		795,218	774,267	774,267	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		783,330	772,271	772,271	8/1/2025
	Phase Four, Inc. Subtotal					1,578,548	1,546,538	1,546,538
	Plant Prefab, Inc.		Senior Secured	12.4%		1,370,471	1,293,992	1,293,992	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		1,184,760	1,157,739	1,157,739	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		991,952	982,728	982,728	11/1/2024
	Plant Prefab, Inc. Subtotal					3,547,183	3,434,459	3,434,459
	PlantBaby, Inc.		Senior Secured	12.0%		95,254	93,454	93,454	7/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		117,996	104,852	104,852	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		106,728	104,466	104,466	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		174,891	164,485	164,485	5/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		125,000	120,434	120,434	5/1/2026
	PlantBaby, Inc. Subtotal					619,869	587,691	587,691
	Platform Science, Inc.		Senior Secured	12.5%		4,858,418	4,566,671	4,566,671	2/1/2026
	Platform Science, Inc.		Senior Secured	11.5%		151,024	150,591	150,591	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,927,284	4,927,284	3/1/2026
	Platform Science, Inc. Subtotal					10,009,442	9,644,546	9,644,546
	Privoro Holdings, Inc.		Senior Secured	12.0%		475,506	469,042	469,042	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	119,190	*
	Rise Gardens, Inc.		Senior Secured	11.8%		883,494	855,110	855,110	11/1/2025
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	489,933	489,933	10/1/2026
	Rise Gardens, Inc. Subtotal					1,383,494	1,345,043	1,345,043
	Romaine Empire, Inc.		Senior Secured	14.5%		2,961,839	2,896,809	2,896,809	1/1/2027
	Romaine Empire, Inc.		Senior Secured	12.0%		2,966,465	2,750,012	2,750,012	12/1/2026
	Romaine Empire, Inc.		Senior Secured	13.5%		2,962,906	2,905,365	2,905,365	12/1/2026
	Romaine Empire, Inc. Subtotal					8,891,210	8,552,186	8,552,186
	Setex Technologies, Inc.		Senior Secured	12.3%		497,452	478,290	478,290	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	743,640	743,640	5/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	963,349	963,349	4/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,750,000	1,706,989	1,706,989
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,904,628	1,904,628	7/1/2026
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	488,262	488,262	12/1/2026
	Supplant, Inc. Subtotal ** ^					2,500,000	2,392,890	2,392,890
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	12,816,811	*
	The Farm Project, PBC.		Senior Secured	12.0%		2,783,984	2,723,725	2,723,725	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		996,012	951,158	951,158	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		641,330	337,910	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,188,976	1,149,775	1,149,775	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	122,471	122,471	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	304,994	304,994	8/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	341,147	341,147	4/1/2026
	TLNT Inc. Subtotal					812,500	768,612	768,612
	Umbra Lab, Inc.		Senior Secured	12.0%		1,641,845	1,623,251	1,623,251	6/1/2024
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,840,912	4,840,912	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		1,641,247	1,624,878	1,624,878	6/1/2024
	Umbra Lab, Inc. Subtotal					8,283,092	8,089,041	8,089,041
	Veev Group, Inc.		Senior Secured	12.5%		10,649,219	10,468,864	10,468,864	12/1/2024
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,436,581	1,436,581	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		412,133	402,719	402,719	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		495,395	486,560	486,560	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		825,541	785,955	785,955	4/1/2025
	Wellth, Inc. Subtotal					1,320,936	1,272,515	1,272,515
	Wheels Labs, Inc. **		Senior Secured	12.0%		1,000,000	866,267	866,267	*
	World Wrapps II, Inc.		Senior Secured	12.0%		164,106	151,783	151,783	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		164,117	164,117	164,117	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		164,309	164,309	164,309	6/1/2024
	World Wrapps II, Inc. Subtotal					492,532	480,209	480,209
	Zeno Technologies, Inc.		Senior Secured	10.0%		189,344	176,640	176,640	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		189,344	189,342	189,342	7/1/2025
	Zeno Technologies, Inc. Subtotal					378,688	365,982	365,982
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,120,997	6,120,997	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		5,889,430	5,624,602	5,624,602	1/1/2026
	Zimeno Inc. Subtotal					12,139,430	11,745,599	11,745,599
Other Technology Total		88.1%				$207,139,427	$195,073,099	$169,358,551

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,891,606	$1,891,606	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,999,982	1,999,982	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,891,588	3,891,588
	Lassen Peak, Inc.		Senior Secured	11.0%		148,137	144,657	144,657	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,721	*
Security Total		2.1%				$6,146,654	$5,595,685	$4,086,966

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,381,239	$1,381,239	10/1/2026
	Afero, Inc.		Senior Secured	12.3%		374,744	367,834	367,834	1/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		186,793	185,613	182,719	8/1/2024
	Bizly, Inc.		Senior Secured	12.5%		1,636,661	1,595,468	1,595,468	12/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		243,132	237,062	237,062	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,457,526	1,381,948	1,381,948	2/1/2026
	BlueCart, Inc. Subtotal					1,700,658	1,619,010	1,619,010

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Canopy Technology Corp.		Senior Secured	13.5%		1,328,815	1,260,553	1,260,553	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	980,444	980,444	3/1/2026
	Canopy Technology Corp. Subtotal					2,328,815	2,240,997	2,240,997
	Chowbus, Inc.		Senior Secured	12.0%		3,112,299	2,867,230	2,867,230	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,429,607	1,361,615	1,361,615	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,994	499,994	1/1/2027
	Common Sun, Inc Subtotal					1,929,607	1,861,609	1,861,609
	Eskalera, Inc.		Senior Secured	12.0%		1,440,443	1,378,568	1,378,568	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,416	492,416	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		485,555	479,519	479,519	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		456,099	422,800	422,800	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,600	491,600	8/1/2026
	Form Remodel, Inc. Subtotal					1,941,654	1,886,335	1,886,335
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	934,572	934,572	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		537,086	526,120	526,120	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		440,618	428,794	428,794	4/1/2026
	Grokker, Inc. Subtotal					977,704	954,914	954,914
	HaystacksAI, Inc.		Senior Secured	11.0%		470,968	444,217	444,217	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		470,968	470,968	470,968	1/1/2026
	HaystacksAI, Inc. Subtotal					941,936	915,185	915,185
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	565,763	565,763	5/1/2026
	Journey Builders, Inc.		Senior Secured	12.5%		971,105	893,937	893,937	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,705,800	6,705,800	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		426,501	410,096	410,096	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		426,501	420,974	420,974	10/1/2025
	Ocurate, Inc. Subtotal					853,002	831,070	831,070
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026
	Overalls, Inc.		Senior Secured	13.5%		500,000	465,379	465,379	4/1/2026
	Overalls, Inc. Subtotal					750,000	715,379	715,379
	Parkoursc, Inc.		Senior Secured	12.0%		298,199	296,723	296,723	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,270,441	1,251,273	1,251,273	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		192,200	157,812	157,812	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		459,358	452,333	452,333	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,921,999	1,861,418	1,861,418
	Safe Securities Inc.		Senior Secured	11.5%		4,179,099	4,068,292	4,068,292	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		871,329	859,916	859,916	4/1/2026
	Safe Securities Inc. Subtotal					5,050,428	4,928,208	4,928,208
	SF Insuretech, Inc.		Senior Secured	13.5%		984,625	984,625	984,625	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,976,569	1,720,318	1,720,318	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		1,190,443	1,168,800	1,168,800	8/1/2024
	SF Insuretech, Inc. Subtotal					4,151,637	3,873,743	3,873,743
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,984,729	1,867,151	1,867,151	10/1/2024
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,204,534	1,180,075	1,180,075	1/1/2025
	Swiftly Systems, Inc. Subtotal					3,189,263	3,047,226	3,047,226
	Terragon, Inc. ** ^		Senior Secured	12.0%		146,678	134,216	134,216	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		699,505	655,808	655,808	6/1/2026
	Truthset, Inc.		Senior Secured	12.5%		321,899	282,536	282,536	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,587,171	1,486,045	1,486,045	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,278,429	1,250,865	1,250,865	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,278,429	1,201,686	1,201,686	6/1/2026
	Vesta Housing, Inc. Subtotal					2,556,858	2,452,551	2,452,551
	WorkRails, Inc.		Senior Secured	12.0%		455,117	383,380	33,358	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Workspot, Inc.		Senior Secured	12.0%		222,193	219,638	219,638	3/1/2024
	Workspot, Inc.		Senior Secured	12.0%		226,615	225,507	225,507	11/1/2023
	Workspot, Inc. Subtotal					448,808	445,145	445,145
Software Total		24.7%				$50,097,983	$47,747,522	$47,394,606

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,159,746	$697,924	$697,924	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,125,424	1,100,729	1,100,729	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,617,987	2,540,350	2,540,350	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,959,046	1,917,899	1,917,899	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,710	2,273,773	2,273,773	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		1,648,447	1,584,561	1,584,561	4/1/2025
	iLearningEngines Inc. Subtotal					10,841,360	10,115,236	10,115,236
	Klar Holdings Limited ** ^		Senior Secured	12.0%		820,893	804,302	804,302	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,918,560	3,747,988	3,747,988	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,054,299	1,046,661	1,046,661	8/1/2024
	Klar Holdings Limited Subtotal ** ^					5,793,752	5,598,951	5,598,951
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,385	2,537,799	*
Technology Services Total		9.5%				$20,617,412	$19,496,572	$18,251,986

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$203,373	$199,682	$199,682	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		203,476	201,891	201,891	6/1/2024
	AirVine Scientific, Inc. Subtotal					406,849	401,573	401,573
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,426,434	1,426,434	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		500,000	488,283	488,283	7/1/2026
	Juvo Mobile, Inc. Subtotal **					2,000,000	1,914,717	1,914,717
	MeshPlusPlus, Inc.		Senior Secured	12.5%		82,401	81,752	81,752	6/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		167,350	164,525	164,525	3/1/2024
	MeshPlusPlus, Inc. Subtotal					249,751	246,277	246,277
Wireless Total		1.3%				$2,656,600	$2,562,567	$2,562,567

	Grand Total	180.1%				$418,972,555	$393,025,287	$346,174,889

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	7.8%	$14,961,301	$14,961,301
Total Cash Equivalents		7.8%	$14,961,301	$14,961,301
* As of September 30, 2023, loans with a cost basis of $78.9 million and a fair value of $33.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2023, 14.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of September 30, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$6,356,409	$6,061,521	$6,061,521	6/1/2025
	Driver Bioengineering, Inc.		Senior Secured	11.0%		55,584	54,428	54,428	4/1/2023
	Driver Bioengineering, Inc.		Senior Secured	11.0%		192,798	191,887	191,887	6/1/2023
	Driver Bioengineering, Inc. Subtotal					248,382	246,315	246,315
	Genomic Prediction, Inc.		Senior Secured	11.0%		843,236	804,598	804,598	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		1,625,228	1,582,163	1,582,163	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		2,436,610	2,397,362	2,397,362	12/1/2024
	GLO Pharma, Inc. Subtotal					4,061,838	3,979,525	3,979,525
	Quartzy, Inc.		Senior Secured	12.0%		202,740	196,508	196,508	8/1/2023
	Quartzy, Inc.		Senior Secured	12.0%		618,402	612,373	612,373	5/1/2024
	Quartzy, Inc.		Senior Secured	12.0%		684,617	677,177	677,177	7/1/2024
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,779	1,166,087	1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,479	1,171,479	10/1/2026
	Quartzy, Inc. Subtotal					6,457,562	5,894,671	5,894,671
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		7.6%				$21,467,427	$20,242,076	$20,242,076

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$4,250,186	$4,154,761	$4,154,761	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		14,831,521	14,240,717	14,240,717	3/1/2026
	Canary Connect, Inc.		Senior Secured	12.8%		283,712	282,621	282,621	3/1/2023
	Canary Connect, Inc.		Senior Secured	12.0%		1,062,957	1,051,985	1,051,985	3/1/2024
	Canary Connect, Inc. Subtotal					20,428,376	19,730,084	19,730,084
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,897	1,273,897	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,896	2,648,896
Computers & Storage Total		8.3%				$23,178,376	$22,378,980	$22,378,980

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,932,984	$4,584,616	$3,549,308	*
Enterprise Networking Total		1.3%				$5,932,984	$4,584,616	$3,549,308

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$1,343,394	$1,015,257	$1,015,257	8/1/2025
	10club Pte Ltd. ** ^		Senior Secured	12.0%		4,346,160	4,253,288	4,253,288	11/1/2025
	10club Pte Ltd. Subtotal ** ^					5,689,554	5,268,545	5,268,545
	Ainsly, Inc. ** ^		Senior Secured	12.5%		300,000	196,815	196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		82,401	79,368	79,368	9/1/2023
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. Subtotal ** ^					582,401	476,172	476,172
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Good Counsel, LLC		Senior Secured	12.3%		2,967,909	2,846,304	2,846,304	10/1/2025
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,135,994	3,045,707	3,045,707	9/1/2024
	Kings Mountain I LLC		Senior Secured	11.5%		150,000	148,754	127,141	*
	Mantra Health, Inc.		Senior Secured	12.0%		314,382	299,761	299,761	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Merchbar, Inc.		Senior Secured	11.8%		56,203	55,817	55,817	3/1/2023
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.3%		465,894	458,470	458,470	3/1/2023
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. Subtotal ** ^					1,455,130	1,425,389	1,425,389
	Osix Corporation		Senior Secured	12.0%		3,459,398	3,348,354	3,348,354	8/1/2024
	Pixalate, Inc.		Senior Secured	12.5%		5,587,212	5,267,012	5,267,012	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	12.0%		55,533	54,685	54,685	6/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		431,434	425,024	425,024	12/1/2023
	RenoFi, Inc.		Senior Secured	12.0%		55,563	55,291	55,291	6/1/2023
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					3,511,202	3,338,696	3,338,696
	Residently USA, LLC ** ^		Senior Secured	12.0%		431,102	400,185	320,718	9/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	12.0%		1,745,995	1,697,891	1,697,891	2/1/2025
	RetailerX, Inc.		Senior Secured	12.0%		596,200	582,061	582,061	5/1/2024
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc. Subtotal					6,302,730	6,093,874	6,093,874
	Serface Care, Inc.		Senior Secured	12.3%		597,411	349,785	14,176	*
	Starface World, Inc.		Senior Secured	11.3%		752,395	743,774	743,774	10/1/2024
	Starface World, Inc.		Senior Secured	11.3%		1,879,804	1,826,099	1,826,099	10/1/2024
	Starface World, Inc.		Senior Secured	12.0%		397,328	389,068	389,068	11/1/2023
	Starface World, Inc.		Senior Secured	12.0%		232,528	230,457	230,457	1/1/2024
	Starface World, Inc.		Senior Secured	11.3%		752,562	743,229	743,229	10/1/2024
	Starface World, Inc. Subtotal					4,014,617	3,932,627	3,932,627
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	193,603	*
	Usual Beverage Co.		Senior Secured	12.0%		1,666,208	1,610,419	533,065	5/1/2025
	Verishop, Inc.		Senior Secured	12.6%		1,931,034	1,910,712	1,910,712	12/1/2024
Internet Total		22.0%				$69,274,309	$63,664,906	$58,936,140

Medical Devices
	3D Bio Holdings, Inc.		Senior Secured	11.5%		$1,060,911	$1,021,648	$1,021,648	3/1/2024
	Ablacon, Inc.		Senior Secured	11.0%		279,146	278,538	278,538	3/1/2023
	Ablacon, Inc.		Senior Secured	11.0%		279,043	277,395	277,395	3/1/2023
	Ablacon, Inc. Subtotal					558,189	555,933	555,933
	Anutra Medical, Inc.		Senior Secured	12.0%		429,296	415,980	415,980	7/1/2024
	CytoVale, Inc.		Senior Secured	12.0%		2,476,222	2,426,487	2,426,487	11/1/2024
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,895,103	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		629,233	594,039	594,039	6/1/2024
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	721,020	721,020	11/1/2025
	Siren Care, Inc.		Senior Secured	12.5%		728,293	717,693	717,693	10/1/2023
	Siren Care, Inc.		Senior Secured	12.5%		364,237	362,009	362,009	10/1/2023
	Siren Care, Inc. Subtotal					1,092,530	1,079,702	1,079,702
Medical Devices Total		2.5%				$16,996,381	$15,709,912	$6,814,809

Other Healthcare
	Alchera Incorporated		Senior Secured	12.0%		$1,397,573	$1,362,332	$1,362,332	4/1/2025
	Alchera Incorporated		Senior Secured	12.0%		990,359	923,380	923,380	7/1/2024
	Alchera Incorporated Subtotal					2,387,932	2,285,712	2,285,712
	Elysium Health, Inc.		Senior Secured	12.0%		5,616,843	5,251,563	5,251,563	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		1,959,766	1,938,067	1,938,067	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	GoForward, Inc.		Senior Secured	11.5%		2,042,690	1,999,322	1,999,322	9/1/2023
	GoForward, Inc. Subtotal					4,002,456	3,937,389	3,937,389
	Grayce, Inc.		Senior Secured	11.8%		722,542	696,273	696,273	9/1/2024
	Grayce, Inc.		Senior Secured	14.0%		750,000	690,595	690,595	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		407,104	401,285	401,285	12/1/2024
	Grayce, Inc. Subtotal					1,879,646	1,788,153	1,788,153
	Hello Heart Inc.		Senior Secured	11.0%		1,252,118	1,207,571	1,207,571	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		185,184	183,753	183,753	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		296,095	294,518	294,518	11/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		148,189	147,825	147,825	4/1/2023
	Hello Heart Inc.		Senior Secured	11.0%		1,977,263	1,957,180	1,957,180	6/1/2025
	Hello Heart Inc. Subtotal					3,858,849	3,790,847	3,790,847
	Honeybee Health, Inc.		Senior Secured	11.0%		2,051,029	1,911,036	1,911,036	9/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		1,382,323	1,337,820	1,337,820	8/1/2024
	HumanAPI, Inc.		Senior Secured	11.8%		352,506	349,409	349,409	7/1/2023
	HumanAPI, Inc.		Senior Secured	11.8%		873,565	858,329	858,329	2/1/2025
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	HumanAPI, Inc. Subtotal					5,108,394	4,888,370	4,888,370
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Minded, Inc.		Senior Secured	12.0%		1,627,909	1,570,511	1,570,511	12/1/2024
	Minded, Inc. Subtotal					3,127,909	2,999,150	2,999,150
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	Oula Health, Inc.		Senior Secured	12.0%		373,847	363,475	363,475	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		231,128	228,587	228,587	7/1/2024
	Oula Health, Inc. Subtotal					604,975	592,062	592,062
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		494,595	484,962	484,962	4/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		399,320	365,747	365,747	4/1/2025
	Therapydia, Inc.		Senior Secured	12.0%	1.7%	14,158	14,030	14,030	3/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		471,346	462,125	462,125	10/1/2025
	Therapydia, Inc.		Senior Secured	12.5%	1.7%	25,788	25,788	25,788	6/1/2023
	Therapydia, Inc.		Senior Secured	12.0%		494,407	486,012	486,012	1/1/2026
	Therapydia, Inc. Subtotal					1,899,614	1,838,664	1,838,664
	Tia, Inc.		Senior Secured	11.8%		1,805,010	1,786,559	1,786,559	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		1,191,146	1,126,396	1,126,396	5/1/2024
	Tia, Inc. Subtotal					2,996,156	2,912,955	2,912,955
	Vessel Health, Inc.		Senior Secured	12.0%		748,525	660,408	660,408	12/1/2024
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	251,280	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		13.4%				$39,055,590	$37,317,651	$35,863,539

Other Technology
	8i Corporation		Senior Secured	12.0%		$647,228	$632,901	$632,901	12/1/2023
	Aclima, Inc.		Senior Secured	12.0%		726,279	697,474	697,474	10/1/2023
	Airspeed, Inc.		Senior Secured	11.0%		625,000	573,721	573,721	1/1/2026
	Antitoxin Technologies Inc. ** ^		Senior Secured	11.5%		954,388	739,934	696,648	*
	ATeam Army, Inc.		Senior Secured	12.0%		186,965	185,327	185,327	4/1/2023
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,393	1,267,617	1,267,617	4/1/2025
	Bankroll Club, LLC		Senior Secured	12.0%		1,397,850	1,397,850	1,397,850	4/1/2025
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026
	Bankroll Club, LLC Subtotal					3,795,243	3,515,122	3,515,122

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	263,574	263,574	*
	BloomTech Inc.		Senior Secured	11.3%		1,281,243	1,264,684	1,264,684	7/1/2023
	BloomTech Inc.		Senior Secured	11.3%		728,813	728,813	728,813	8/1/2023
	BloomTech Inc. Subtotal					2,010,056	1,993,497	1,993,497
	Brave Care Technologies, Inc.		Senior Secured	12.0%		1,625,970	1,558,480	1,558,480	9/1/2024
	Brightside Benefit, Inc.		Senior Secured	12.4%		97,039	96,855	96,855	3/1/2023
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	BW Industries, Inc.		Senior Secured	11.8%		408,466	406,837	406,837	6/1/2023
	BW Industries, Inc.		Senior Secured	11.8%		342,089	336,699	336,699	5/1/2023
	BW Industries, Inc. Subtotal					750,555	743,536	743,536
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		2,400,760	2,400,760	2,400,760	5/1/2025
	Candy Club Holdings, Inc. **		Senior Secured	12.0%		3,765,977	3,272,705	2,123,781	10/1/2024
	Candy Club Holdings, Inc. Subtotal **					6,166,737	5,673,465	4,524,541
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Content Adjacent, Inc.		Senior Secured	12.0%		314,393	314,393	314,393	6/1/2024
	Content Adjacent, Inc.		Senior Secured	12.0%		1,256,277	1,233,403	1,233,403	6/1/2024
	Content Adjacent, Inc. Subtotal					1,570,670	1,547,796	1,547,796
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. Subtotal ** ^					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited Subtotal ** ^					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		2,003,671	1,872,449	860,527	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					4,804,651	4,536,489	4,536,489
	Fakespot, Inc.		Senior Secured	12.0%		345,688	324,881	146,499	8/1/2024
	Fakespot, Inc.		Senior Secured	12.0%		691,732	684,215	308,534	8/1/2024
	Fakespot, Inc. Subtotal					1,037,420	1,009,096	455,033
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764
	Fitplan, Inc. ** ^		Senior Secured	12.5%		505,434	455,724	455,724	11/1/2023
	Flo Water, Inc.		Senior Secured	11.8%		737,971	724,862	724,862	12/1/2023
	Hadrian Automation, Inc.		Senior Secured	11.5%		2,401,342	2,326,013	2,326,013	2/1/2025
	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,851	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,726
	Higher Ground Education, Inc.		Senior Secured	12.5%		86,147	85,879	85,879	5/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		5,936,721	5,758,016	5,758,016	6/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	12.5%		207,813	207,283	207,283	4/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		135,718	135,102	135,102	8/1/2023
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,748,206	3,644,473	3,644,473	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		87,938	87,636	87,636	1/1/2023
	Higher Ground Education, Inc. Subtotal					10,202,543	9,918,389	9,918,389
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Hint, Inc.		Senior Secured	12.0%		1,216,016	1,187,962	1,187,962	6/1/2023
	Hint, Inc. Subtotal					8,633,014	7,502,476	7,502,476
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		1,651,089	1,590,761	1,590,761	7/1/2024
	Hyphen Technologies, Inc. Subtotal					4,651,089	4,423,677	4,423,677
	Intergalactic Foods Corporation		Senior Secured	12.0%		421,944	405,826	405,826	1/1/2025
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		1,689,662	1,578,314	1,578,314	1/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		777,818	769,951	769,951	6/1/2023
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Level Home, Inc.		Senior Secured	11.8%		8,732,857	8,645,023	8,645,023	2/1/2025
	Level Home, Inc.		Senior Secured	11.8%		9,599,111	9,226,924	9,226,924	5/1/2025
	Level Home, Inc. Subtotal					18,331,968	17,871,947	17,871,947
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	MASC Inc.		Senior Secured	12.0%		361,462	329,755	329,755	9/1/2024
	Mavenform, Inc.		Senior Secured	11.0%		1,484,926	1,434,700	1,434,700	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		494,366	488,175	488,175	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		495,110	486,960	486,960	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		627,169	610,526	610,526	6/1/2024
	Mavenform, Inc. Subtotal					3,101,571	3,020,361	3,020,361
	Merlin Labs, Inc.		Senior Secured	11.0%		2,540,327	2,448,186	2,448,186	6/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		9,392	9,381	9,381	1/1/2023
	Merlin Labs, Inc. Subtotal					2,549,719	2,457,567	2,457,567
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		1,881,787	1,840,806	1,840,806	10/1/2024
	Momentus, Inc. **		Senior Secured	12.0%		15,132,503	14,878,285	14,878,285	2/1/2024
	Natomas Labs, Inc.		Senior Secured	12.3%		6,271,270	5,946,356	5,946,356	3/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		3,193,223	3,153,211	3,153,211	12/1/2023
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,861,011	—	*
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	OnePointOne, Inc.		Senior Secured	12.0%		997,248	986,678	986,678	2/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	OnePointOne, Inc.		Senior Secured	12.0%		996,718	965,040	965,040	2/1/2024
	OnePointOne, Inc. Subtotal					1,993,966	1,951,718	1,951,718
	Opya, Inc.		Senior Secured	12.0%		243,427	239,713	239,713	11/1/2023
	Percepto, Inc.		Senior Secured	12.2%		80,187	79,373	79,373	4/1/2023
	Phase Four, Inc.		Senior Secured	11.5%		1,220,518	1,171,490	1,171,490	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		989,775	969,943	969,943	8/1/2025
	Phase Four, Inc. Subtotal					2,210,293	2,141,433	2,141,433
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		2,069,449	1,988,919	1,988,919	8/1/2024
	Plant Prefab, Inc.		Senior Secured	11.0%		1,565,882	1,542,993	1,542,993	11/1/2024
	Plant Prefab, Inc. Subtotal					5,135,331	4,910,323	4,910,323
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	11.5%		1,447,334	1,425,026	1,425,026	10/1/2023
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					11,447,334	10,875,691	10,875,691
	Privoro Holdings, Inc.		Senior Secured	12.0%		1,040,167	1,010,867	1,010,867	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,581,268	8,839,665	361,239	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.3%		1,744,683	1,720,818	1,720,818	9/1/2023
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					7,669,021	7,287,286	7,287,286
	Saltbox, Inc.		Senior Secured	12.3%		95,429	94,606	94,606	6/1/2023
	Setex Technologies, Inc.		Senior Secured	12.3%		865,086	808,766	808,766	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	11,192	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		1,262,870	1,222,074	1,222,074	8/1/2023
	Sustainable Living Partners, LLC		Senior Secured	12.5%		2,472,784	2,472,784	2,472,784	7/1/2026
	Sustainable Living Partners, LLC		Senior Secured	12.5%		9,191,405	8,382,963	8,382,963	9/1/2025
	Sustainable Living Partners, LLC Subtotal					12,927,059	12,077,821	12,077,821
	The Farm Project, PBC.		Senior Secured	12.0%		3,679,645	3,546,677	3,546,677	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		1,667,276	1,544,749	1,544,749	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,517	2/1/2026
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,379
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	12.5%		197,707	192,406	192,406	9/1/2023
	TomoCredit, Inc.		Senior Secured	12.5%		131,867	131,867	131,867	9/1/2023
	TomoCredit, Inc. Subtotal					329,574	324,273	324,273
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		3,143,048	3,076,889	3,076,889	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		3,141,904	3,083,612	3,083,612	6/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Umbra Lab, Inc. Subtotal					11,284,952	10,930,106	10,930,106
	Veev Group, Inc.		Senior Secured	12.5%		278,723	272,406	272,406	6/1/2023
	Veev Group, Inc.		Senior Secured	12.5%		16,287,975	15,866,472	15,866,472	12/1/2024
	Veev Group, Inc.		Senior Secured	12.5%		836,345	833,200	833,200	6/1/2023
	Veev Group, Inc. Subtotal					17,403,043	16,972,078	16,972,078
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,659,035	1,265,212	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,593	681,593	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,293	1,768,293
	Wheels Labs, Inc.		Senior Secured	12.0%		1,000,000	920,675	920,675	*
	World Wrapps II, Inc.		Senior Secured	12.0%		314,154	271,958	271,958	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,176	314,176	314,176	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		314,543	314,543	314,543	6/1/2024
	World Wrapps II, Inc. Subtotal					942,873	900,677	900,677
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		88.8%				$268,483,310	$252,404,170	$238,242,511

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,992,417	$1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,439	1,107,863	*
Security Total		1.9%				$6,257,272	$5,630,130	$5,178,554

Software
	Afero, Inc.		Senior Secured	12.3%		$1,164,271	$1,106,366	$1,106,366	1/1/2024
	Amino, Inc.		Senior Secured	11.5%		1,978,917	1,954,128	1,954,128	6/1/2026
	Amino, Inc.		Senior Secured	11.5%		2,276,622	2,221,871	2,221,871	11/1/2025
	Amino, Inc.		Senior Secured	11.5%		1,978,855	1,958,430	1,958,430	7/1/2025
	Amino, Inc.		Senior Secured	11.5%		7,858,513	7,618,373	7,618,373	2/1/2025
	Amino, Inc. Subtotal					14,092,907	13,752,802	13,752,802
	BackboneAI Inc.		Senior Secured	12.3%		111,368	110,777	77,775	6/1/2023
	BackboneAI Inc.		Senior Secured	12.3%		298,612	295,145	207,218	5/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		111,314	108,000	75,825	6/1/2023
	BackboneAI Inc. Subtotal					521,294	513,922	360,818
	Big Run Studios, Inc.		Senior Secured	11.5%		1,381,360	1,333,489	1,333,489	8/1/2024
	Big Run Studios, Inc.		Senior Secured	11.5%		813,707	802,879	802,879	12/1/2024
	Big Run Studios, Inc. Subtotal					2,195,067	2,136,368	2,136,368
	Bizly, Inc.		Senior Secured	11.5%		346,095	317,649	317,649	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		296,778	293,099	293,099	6/1/2025
	Bizly, Inc.		Senior Secured	11.5%		989,703	969,116	969,116	6/1/2025
	Bizly, Inc. Subtotal					1,632,576	1,579,864	1,579,864
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191
	Eskalera, Inc.		Senior Secured	10.5%		111,075	110,615	110,615	3/1/2023
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026
	Eskalera, Inc. Subtotal					1,595,449	1,500,807	1,500,807
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		772,968	750,197	750,197	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	Grokker, Inc. Subtotal					1,272,968	1,232,019	1,232,019
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	ICX Media, Inc.		Senior Secured	18.0%		712,318	554,085	538,868	*
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Medable, Inc.		Senior Secured	12.0%		75,514	75,399	75,399	2/1/2023
	Medable, Inc.		Senior Secured	12.0%		151,008	150,084	150,084	2/1/2023
	Medable, Inc. Subtotal					226,522	225,483	225,483
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Parkoursc, Inc.		Senior Secured	12.0%		405,476	398,511	398,511	8/1/2023
	Parkoursc, Inc.		Senior Secured	12.0%		499,608	495,497	495,497	9/1/2024
	Parkoursc, Inc. Subtotal					905,084	894,008	894,008
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Safe Securities Inc.		Senior Secured	11.5%		5,515,552	5,320,842	5,320,842	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		989,678	972,066	972,066	4/1/2026
	Safe Securities Inc.		Senior Secured	12.0%		37,760	37,500	37,500	2/1/2023
	Safe Securities Inc. Subtotal					6,542,990	6,330,408	6,330,408
	SF Insuretech, Inc.		Senior Secured	11.8%		2,073,872	2,009,454	2,009,454	8/1/2024
	Sonatus, Inc		Senior Secured	12.5%		329,568	316,500	316,500	9/1/2023
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,805,537	1,750,676	1,750,676	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		3,221,507	2,920,300	2,920,300	10/1/2024
	Swiftly Systems, Inc. Subtotal					5,027,044	4,670,976	4,670,976
	Terragon, Inc. ** ^		Senior Secured	12.0%		298,319	251,147	251,147	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	Truthset, Inc.		Senior Secured	10.5%		336,131	321,851	273,159	1/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,340	60,837	*
	Workspot, Inc.		Senior Secured	12.0%		1,192,381	1,169,628	1,169,628	11/1/2023
	Workspot, Inc.		Senior Secured	12.0%		531,573	517,946	517,946	3/1/2024
	Workspot, Inc. Subtotal					1,723,954	1,687,574	1,687,574
Software Total		26.9%				$76,294,235	$72,625,609	$72,045,093

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$5,020,622	$4,746,723	$4,746,723	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,882,439	872,280	872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,686,955	1,631,596	1,631,596	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc. Subtotal					13,396,312	11,855,659	11,855,659
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	1,772,503	1,750,934	1,750,934	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	14.2%	4.0%	73,594	72,510	72,510	7/1/2023
	Klar Holdings Limited ** ^		Senior Secured	12.0%		1,571,468	1,512,748	1,512,748	6/1/2024
	Klar Holdings Limited Subtotal ** ^					8,365,629	7,981,015	7,981,015
	Loansnap Holdings Inc. **		Senior Secured	11.0%		313,240	261,551	197,068	6/1/2023
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,324	2,575,562	5/1/2025
	Loansnap Holdings Inc. Subtotal **					3,982,300	3,679,875	2,772,630
	Zanbato, Inc.		Senior Secured	11.0%		1,140,600	1,129,359	1,129,359	9/1/2023
Technology Services Total		8.9%				$26,884,841	$24,645,908	$23,738,663

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$391,060	$377,901	$377,901	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		391,258	385,574	385,574	6/1/2024
	AirVine Scientific, Inc. Subtotal					782,318	763,475	763,475
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,398,672	1,398,672	7/1/2026
	MeshPlusPlus, Inc.		Senior Secured	12.5%		399,651	384,690	384,690	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		157,465	155,155	155,155	6/1/2024
	MeshPlusPlus, Inc. Subtotal					557,116	539,845	539,845
Wireless Total		1.0%				$2,839,434	$2,701,992	$2,701,992

	Grand Total Loans	182.6%				$556,664,159	$521,905,950	$489,691,665

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	2.5%	$6,754,823	$6,754,823
Total Cash Equivalents		2.5%	$6,754,823	$6,754,823

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

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULES OF DERIVATIVE INSTRUMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF SEPTEMBER 30, 2023
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$24,000,000	$589,743	$—	$589,743
Floating interest rate of USD-SOFR with a cap rate of 1.36%to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,081,902	—	3,081,902
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	1,597,722	—	1,597,722
Total				$164,000,000	$5,269,367	$—	$5,269,367

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/(depreciation) (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,244,303	$—	$4,244,303
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,421,781	—	3,421,781
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,978,267	—	2,978,267
Total				$227,000,000	$10,644,351	$—	$10,644,351
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2023, the Fund held 14,961,301 units in the First American Government Obligations Fund Class Z (Ticker Symbol FGZXX) valued at $1 per unit at a yield of 5.22% and $500,000 in cash, which together represented 8.04% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 6,754,823 units in the First American Government Obligations Fund Class Z (Ticker Symbol FGZXX) valued at $1 per unit at a yield of 4.06%, and $319,834 in cash, which together represented 2.64% of the net assets of the Fund.
Interest Income
Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans from warrants included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

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

As of September 30, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $346.2 million and $489.7 million, respectively, (or 92.9% and 94.7% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2023 and December 31, 2022, loans with a cost basis of $78.9 million and $40.0 million and a fair value of $33.3 million and $12.4 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans.

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-Average Interest Rate – Cash	14.33%	12.35%	14.44%	13.03%
Weighted Average Interest Rate – Non-Cash	3.46%	3.40%	3.56%	3.58%
Weighted-Average Interest Rate	17.79%	15.75%	18.00%	16.61%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted-Average Interest Rate – Cash	12.97%	12.02%	13.58%	13.10%
Weighted Average Interest Rate – Non-Cash	3.11%	3.31%	3.34%	3.50%
Weighted-Average Interest Rate	16.08%	15.33%	16.92%	16.60%

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

All loans as of September 30, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $4.2 million and $68.1 million, respectively.

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

There were no transfers in and out of Level 1, 2 or 3 during the nine months ended September 30, 2023 and 2022.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$10,959,280	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	18,911,795	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Enterprise Networking	3,781,564	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	49,610,713	Hypothetical market analysis	Hypothetical market coupon rate	14% - 32%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	3,418,001	Hypothetical market analysis	Hypothetical market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^
Other Healthcare	17,838,860	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
		Asset Recovery	Probability weighting of alternative outcomes	35% - 100%^
Other Technology	169,358,551	Hypothetical market analysis	Hypothetical market coupon rate	11% - 34%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	4,086,966	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	47,394,606	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 90%^
Technology Services	18,251,986	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 30%*
Wireless	2,562,567	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%
Total Loan Investments	$346,174,889
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

The following tables present the balances of assets and liabilities as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis:

As of September 30, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$346,174,889	$346,174,889
Derivative assets	—	5,269,367	—	5,269,367
Cash equivalents	14,961,301	—	—	14,961,301
Total	$14,961,301	$5,269,367	$346,174,889	$366,405,557

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$177,500,000	$—	$177,500,000
Total	$—	$177,500,000	$—	$177,500,000

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$489,691,665	$489,691,665
Derivative assets	—	10,644,351	—	10,644,351
Cash equivalents	6,754,823	—	—	6,754,823
Total	$6,754,823	$10,644,351	$489,691,665	$507,090,839

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$244,500,000	$—	$244,500,000
Total	$—	$244,500,000	$—	$244,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$406,252,272	$—	$489,691,665	$—
Acquisitions and originations	2,250,000	359,476	27,562,500	3,039,384
Principal payments on loans, net of accretion	(48,417,144)	—	(154,962,702)	—
Proceeds from sale of loan	(1,043,138)	—	(1,043,138)	—
Distributions to shareholder	—	(359,476)	—	(3,039,384)
Net realized loss from loans	(438,580)	—	(437,324)	—
Net change in unrealized loss from loans	(12,428,521)	—	(14,636,112)	—
Ending balance	$346,174,889	$—	$346,174,889	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2023	$(12,883,539)		$(15,248,678)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Loans	Warrants	Loans	Warrants	Stocks	Other
Beginning balance	$485,662,620	$—	$484,047,644	$—	$—	$—
Acquisitions and originations	52,619,146	3,338,173	160,094,146	11,383,947	2,090,759	100
Principal payments on loans, net of accretion	(42,561,268)	—	(145,743,735)	—	—	—
Proceeds from sale of loan	—	—	(1,800,000)	—	—	—
Distributions to shareholder	—	(3,338,173)	—	(11,383,947)	(2,090,759)	(100)
Net realized loss from loans	(18,209)	—	(2,596,040)	—	—	—
Net change in unrealized loss from loans	(10,847,862)	—	(9,147,588)	—	—	—
Ending balance	$484,854,427	$—	$484,854,427	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2022	$(10,847,862)		$(11,994,714)

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

5.    CAPITAL STOCK

As of both September 30, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both September 30, 2023 and December 31, 2022, was $460.0 million of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Cash distributions	$97,992,000	$51,500,000
Distributions of equity securities	3,039,384	13,474,806
Total distributions to shareholder	$101,031,384	$64,974,806

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
On December 5, 2018, the required majority of the Fund’s Board, including a majority of its Independent Directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of September 30, 2023 and December 31, 2022, the Fund’s asset coverage for borrowings was 207% and 209%, respectively.

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

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of September 30, 2023, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50%, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2023 and December 31, 2022, $177.5 million and $244.5 million, respectively, was outstanding under the facility.

As of September 30, 2023, the SOFR rate was as follows:

Overnight	5.3100%
Daily Simple SOFR	5.3100%
30-day Average SOFR	5.3166%
90-day Average SOFR	5.2662%
Bank fees and other costs of $4.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2023 and December 31, 2022, the remaining unamortized fees and costs of $0.6 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 18, 2024.
The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$177,500,000	$244,500,000	March 18, 2024	Variable based on Daily Simple SOFR rate
Total Outstanding	$177,500,000	$244,500,000
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
As compensation for its services to the Fund, from the date of the first capital contribution, May 1, 2018, the Manager receives an investment management fee from the Fund (“Management Fee”). The aggregate annual amount of Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.250% of the Company's committed capital and for the period from July 1, 2023 through September 30, 2023, Management Fees were calculated at 0.900%. For the period from January 1, 2022 through June 30, 2022, Management Fees were calculated at 1.500% of the Company's committed capital and for the period from July 1, 2022 through September 30, 2022, Management Fees were calculated at 1.250%.

Management Fees of $1.0 million and $1.4 million were recognized as expenses for the three months ended September 30, 2023 and 2022, respectively. Management Fees of $3.9 million and $4.9 million were recognized as expenses for the nine months ended September 30, 2023 and 2022, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statement of Assets and Liabilities as of September 30, 2023 and December 31, 2022.

	Derivative Assets
Derivative Instruments	September 30, 2023	December 31, 2022
Interest rate collar	$5,269,367	$10,644,351

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statement of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operation Caption	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(1,066,795)	$3,575,680	$(5,374,984)	$9,581,447
	Net realized gain from derivative instruments	$1,444,268	$243,988	$7,135,561	$961,571

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$5,269,367	$—	$—	$—	$5,269,367
Total	$5,269,367	$—	$—	$—	$5,269,367

	As of December 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,644,351	$—	$—	$—	$10,644,351
Total	$10,644,351	$—	$—	$—	$10,644,351
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.

There were no derivative liabilities as of September 30, 2023 and December 31, 2022.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022:

Asset	As of September 30, 2023
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$393,025,287	$—	$(46,850,398)	$(46,850,398)
Derivative assets	—	5,269,367	—	5,269,367
Total	$393,025,287	$5,269,367	$(46,850,398)	$(41,581,031)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$521,905,950	$—	$(32,214,285)	$(32,214,285)
Derivative assets	—	10,644,351	—	10,644,351
Total	$—	$10,644,351	$(32,214,285)	$(21,569,934)

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $4.2 million and $68.1 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2023	Expiration Date
Abacum Inc.	Software	$1,500,000	12/31/2023
Fanimal, Inc.	Other Technology	375,000	12/31/2023
SF Insuretech, Inc.	Software	2,000,000	12/30/2023
TLNT Inc.	Other Technology	312,500	10/31/2023
Total		$4,187,500

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/2023
Airspeed, Inc.	Other Technology	625,000	03/31/2023
Azumo, Inc.	Other Technology	1,000,000	03/31/2023
Bankroll Club, LLC	Other Technology	1,000,000	01/31/2023
BlueCart, Inc.	Software	500,000	04/30/2023
Bryte, Inc.	Other Technology	2,500,000	01/31/2023
Canopy Technology Corp.	Software	1,000,000	02/28/2023
CornerUp, Inc.	Other Technology	1,000,000	06/30/2023
Creoate Limited	Other Technology	500,000	03/31/2023
EasyKnock, Inc.	Other Technology	2,500,000	01/31/2023
Fanimal, Inc.	Other Technology	625,000	12/31/2023
Form Remodel, Inc.	Software	500,000	01/31/2023
FutureProof Technologies, Inc.	Software	1,250,000	07/31/2023
Grayce, Inc.	Other Healthcare	750,000	03/31/2023
Heading Health Inc.	Other Technology	750,000	06/30/2023
Hoken Holdings Inc.	Software	625,000	07/31/2023
Holo, Inc.	Other Technology	500,000	01/15/2023
iLearningEngines Inc.	Technology Services	2,500,000	01/31/2023
Julie Products Inc.	Other Healthcare	750,000	06/30/2023
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/2023
KBS, Inc.	Other Healthcare	500,000	05/30/2023
LendTable Inc.	Other Technology	1,500,000	07/31/2023
continued to next page

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Literati, Inc.	Other Technology	2,500,000	03/31/2023
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/2023
Miami Labs, Inc.	Internet	7,500,000	06/30/2023
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/2023
Open Inc.	Other Healthcare	500,000	01/31/2023
Overalls, Inc.	Software	500,000	03/31/2023
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/2023
PlantBaby, inc.	Other Technology	125,000	01/31/2023
Platform Science, Inc.	Other Technology	5,000,000	09/30/2023
Rise Gardens, Inc.	Other Technology	500,000	02/28/2023
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/2023
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/2023
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/2023
Supplant, Inc.	Other Technology	1,000,000	07/30/2023
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/2023
TLNT Inc.	Other Technology	625,000	04/30/2023
Ukko Inc.	Biotechnology	2,500,000	03/31/2023
Vinvesto, Inc.	Internet	500,000	02/28/2023
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/2023
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/2023
Zimeno Inc.	Other Technology	6,250,000	01/29/2023
Total		$68,075,000
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
11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Total return**	(1.04%)	2.69%	9.69%	20.95%

Per share amounts:
Net asset value, beginning of period	$2,448.76	$2,548.90	$2,682.12	$2,301.94
Net investment income	102.06	136.21	383.69	476.09
Net realized and change in unrealized loss from loans and derivative instruments	(124.90)	(70.46)	(133.13)	(12.01)
Net increase (decrease) in net assets resulting from operations	(22.84)	65.75	250.56	464.08
Distributions of income to shareholder	(112.12)	(185.18)	(450.67)	(459.75)
Return of capital to shareholder	(391.43)	(113.20)	(559.64)	(190.00)
Contributions from shareholder	—	285.00	—	485.00
Net asset value, end of period	1,922.37	2,601.27	1,922.37	2,601.27
Net assets, end of period	$192,237,017	$260,127,164	$192,237,017	$260,127,164

Ratios to average net assets:
Expenses*	9.63%	8.30%	9.52%	7.64%
Net investment income*	18.52%	22.12%	20.61%	26.38%
Portfolio turn-over rate	0.28%	—%	0.24%	0.37%
Average debt outstanding	$181,250,000	$261,875,000	$211,900,000	$269,550,000

*Annualized
**Total return amounts presented above are not annualized.

12.     SUBSEQUENT EVENTS

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185,000,000 with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026.

The Fund evaluated other subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic, the Ukraine War, the Israel - Hamas War, worldwide inflation and rising interest rates on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

The Impact of COVID-19, the Ukraine War, the Israel - Hamas War, Worldwide Inflation and Rising Interest Rates on Results of Operations and Liquidity & Capital Resources

The effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both domestically and globally.

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflicts in Ukraine and Israel have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2023 and 2022
Analysis of Interest Income
Total investment income for the three months ended September 30, 2023 and 2022 was $15.5 million and $18.7 million, respectively. Total investment income for the nine months ended September 30, 2023 and 2022 was $56.1 million and $61.4 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$339,741,032	$15,108,218	14.33%	3.46%	$473,732,886	$18,651,467	12.35%	3.40%
All Loans	$378,505,850	$15,211,971	12.97%	3.11%	$486,660,170	$18,651,467	12.02%	3.31%
Interest income for both performing loans and all loans decreased by $3.5 million and $3.4 million, or 19.0% and 18.4%, respectively, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $134.0 million and $108.2 million, or 28.3% and 22.2%, respectively, for the three months ended September 30, 2023 compared to the same period in 2022.
The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$400,916,175	$54,144,769	14.44%	3.56%	$480,994,754	$59,909,938	13.03%	3.58%
All Loans	$427,750,566	$54,269,708	13.58%	3.34%	$491,287,893	$61,164,444	13.10%	3.50%
Interest income for both performing loans and all loans decreased by $5.8 million and $6.9 million, or 9.6% and 11.3%, respectively, for the nine months ended September 30, 2023 compared to the same period in 2022. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $80.1 million and $63.5 million, or 16.6% and 12.9%, respectively, for the nine months ended September 30, 2023 compared to the same period in 2022.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$181,250,000	$4,180,091	9.23%	$261,875,000	$3,447,073	5.27%
Interest expense increased by $0.7 million or 21.3%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.

The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$211,900,000	$13,429,987	8.45%	$269,550,000	$8,232,095	4.07%
Interest expense increased by $5.2 million or 63.1%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.
Analysis of Operating Expense
The following table shows the components of operating expense for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2023	2022	Change ($)	2023	2022	Change ($)
Management fees	$1,035,000	$1,437,500	$(402,500)	$3,910,000	$4,887,500	$(977,500)
Banking and professional fees	$38,558	$118,991	$(80,433)	$239,214	$511,484	$(272,270)
Other operating expenses	$55,084	$106,273	$(51,189)	$150,080	$162,339	$(12,259)
Total Operating Expense	$1,128,642	$1,662,764	$(534,122)	$4,299,294	$5,561,323	$(1,262,029)
For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.250% of the Company's committed capital and for the period from July 1, 2023 through September 30, 2023, Management Fees were calculated at 0.900%. For the period from January 1, 2022 through June 30, 2022, Management Fees were calculated at 1.500% of the Company's committed capital and for the period from July 1, 2022 through September 30, 2022, Management Fees were calculated at 1.250%.
Banking and professional fees decreased by $0.1 million and $0.3 million, or 67.6% and 53.2% for the three and nine months ended September 30, 2023 compared to the same period in 2022. Decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans and reversal of litigation reserves during the period ended September 30, 2023.

Other operating expenses did not materially increase for the three and nine months ended September 30, 2023 compared to the same period in 2022. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2023 and 2022 totaled $0.1 million and $0.3 million, respectively. Non-recurring fees for the nine months ended September 30, 2023 and 2022 totaled $1.0 million and $1.0 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2023 and 2022 was $10.2 million and $13.6 million, respectively. Net investment income for the nine months ended September 30, 2023 and 2022 was $38.4 million and $47.6 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.4 million and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Net realized loss from loans was $0.4 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $1.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Net realized gain from derivative instruments was $7.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the period ended September 30, 2023 and 2022 also include proceeds from termination of collar contracts with Zion Bancorporation, N.A. and MUFG Union Bank, N.A.

Net change in unrealized loss from loans was $12.4 million and $10.8 million for the three months ended September 30, 2023 and 2022, respectively. Net change in unrealized loss from loans was $14.6 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain (loss) from derivative instruments was $(1.1) million and $3.6 million for the three months ended September 30, 2023 and 2022, respectively. Net change in unrealized gain (loss) from derivative instruments was $(5.4) million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2023 and 2022 was $(2.3) million and $6.6 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2023 and 2022 was $(22.84) and $65.75, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2023 and 2022 was $25.1 million and $46.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2023 and 2022 was $250.56 and $464.08, respectively.

Liquidity and Capital Resources – September 30, 2023 and December 31, 2022

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both September 30, 2023 and December 31, 2022, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of September 30, 2023 and December 31, 2022. The Company has made $232.6 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net cash provided by operating activities	$166,243,083	$20,876,961
Net cash used in financing activities	(157,856,439)	(11,915,200)
Net increase in cash and cash equivalents	$8,386,644	$8,961,761

As of September 30, 2023 and December 31, 2022, 8.04% and 2.64%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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
Borrowings by the Fund are collateralized by all the assets of the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate) The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 18, 2024, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2023, $177.5 million was outstanding under the facility.

For the nine months ended September 30, 2023 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $27.6 million for the nine months ended September 30, 2023. Net loan amounts outstanding after amortization and valuation adjustments decreased by $143.5 million for the same period. Unexpired unfunded commitments totaled $4.2 million as of September 30, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2023	$1,085.9 million	$739.7 million	$346.2 million	$4.2 million
December 31, 2022	$1,058.3 million	$568.6 million	$489.7 million	$68.1 million

The unexpired unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022 are detailed in Note 10 to the financial statements included in this filing.

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

As of September 30, 2023, the Fund had a cash balance of $15.5 million and approximately $184.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $232.6 million as a liquidity source, and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2023, the Fund’s asset coverage ratio was 207%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2023, the outstanding debt balance was $177.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 5.31%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.70% on $164.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(77,307)	$(820,000)	$887,500	$(9,807)
1%	$154,613	$1,640,000	$(1,775,000)	$19,613
2%	$309,226	$3,280,000	$(3,550,000)	$39,226
3%	$463,839	$4,920,000	$(5,325,000)	$58,839
4%	$618,452	$6,560,000	$(7,100,000)	$78,452
5%	$773,065	$8,200,000	$(8,875,000)	$98,065

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2023, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

/SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 14, 2023	Date:	November 14, 2023