Form 10-K
period 2023-12-31
Venture Lending & Leasing IX, Inc.
filed 2024-03-15
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2024, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2024	III

PART I.

ITEM 1.    BUSINESS

Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on May 2, 2018, the Fund had no operations other than accruing organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in June 2017. The Fund has elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund receives warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. If debt investments are restructured, it may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an ongoing basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2023, the percentage of non-qualifying investments in the Fund was 13.3%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets. Below is a general summary of Qualifying Assets in which the Fund may invest.
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

Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.
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
Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired and, if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
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
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to continue to qualify as a RIC, and therefore must meet diversification standards under the Code.

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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2023, the Fund made Special Situation Financings of about 1.4% of total commitments.
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
Leverage. The Fund borrowed money and entered into secured contracts, which instruments are considered debt securities, with banks to obtain additional funds to originate loans (and possibly for Special Situation Financings). The borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.
Temporary Investments. Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
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

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s directors, who are not interested persons of the Fund within the meaning of Section 2(a)(19) of the 1940 Act (“disinterested directors”), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
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
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes, less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after June 30, 2022, thereby allowing the Fund to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of the Fund’s investment period. Following the end of the commitment period, the Fund began to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	59	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar has served as a Director of the Fund since 2017. Mr. Werdegar is Chairman of WTI Fund X, Inc. (“Fund X”) and WTI Fund XI, Inc. (“Fund XI”).

David R. Wanek, President and Chief Executive Officer	51	Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek is the President and CEO of Fund X and Fund XI. Mr. Wanek is also a member of the board of directors of Fund X and Fund XI.

Name and Position with Fund	Age	Occupation During Past Five Years
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	46	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund X and Fund XI.

Rodolfo Ruano, Vice President and Assistant Secretary	56	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund X and Fund XI.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and its phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.      RISK FACTORS
GENERAL

Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, the departure of key personnel or of a significant number of the investment professionals of the Manager could have a material adverse effect on the Fund's ability to achieve its investment objective. There can be no assurance that any investment professional will remain associated with the Manager or that, if any investment professional ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
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

Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the regulations governing BDCs or RICs, the Fund may not fund new investments, which would impact the operations of the Fund.
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
Leverage. The Fund borrowed money and entered into secured contracts, which instruments are considered debt securities, with banks to obtain additional funds to originate loans (and possibly Special Situation Financings). The borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured, syndicated loan facility with a borrowing availability of $166.5 million and the outstanding balance under the facility as of December 31, 2023 was $142.5 million.
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
Lenders have required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.

BDC Regulation. The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.
Changes in Laws or Regulations. The Fund and its portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of the Fund or its portfolio companies, negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Fund’s business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. The Fund cannot predict what, if any, actions may be taken with respect to such technologies or the impact such actions may have on the Fund’s business and results of operations.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending material legal proceedings involving the Fund.
Tax Status. The Fund must meet a number of requirements, including those described herein under the caption “Diversification Standards” and in Note 9 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act is valid and will remain in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. Such allocated expenses were deductible by an individual member as a miscellaneous itemized deduction for the year 2017, subject to the limitation on miscellaneous itemized deductions not exceeding 2.0% of adjusted gross income to the extent the Fund is not engaged in a trade or business. However, for the years 2018 through 2025, no deduction for such expense would be allowed. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.

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
    Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase the cybersecurity risk of the Fund and its service providers and portfolio companies.
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

Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Climate change related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Climate related business trends, such as the process of transitioning to a lower carbon economy, could also adversely affect the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2023, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. Tightening of the credit markets or prolonged higher interest rates could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., Venture Lending & Leasing VIII, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.

It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorate and remain weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and 2023 and the current anticipation is that the high rates will hold steady for the next quarter or two at a minimum. These developments, along with the U.S. government's credit and deficit concerns, any prolonged U.S. government shutdown, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., such as uncertainty related to the U.S. elections; the impact of global conflict, such as the Russia-Ukraine war, the Israel-Hamas war and the Houthi attacks on marine vessels in the Red Sea; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.

Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly in light of Federal Reserve actions in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs can result in extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises. See the discussion herein under the caption “Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular, geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
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

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the marketplace. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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

Proposed Tax Legislation Adversely Affecting the Managing Member and Affiliated Members. Congress has previously proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes beyond the current requirements of Section 1061 (treating a carried interest as ordinary income unless the underlying entity has held such investment for more than three (3) years). Enactment of such legislation could adversely affect the Fund’s managing member (the “Managing Member”), affiliated members and others who benefit from carried interest, which could make it more difficult to incentivize, attract and retain individuals to perform services for the Company and the Fund. Any such developments could adversely affect the Fund’s performance investment returns allocable to the Members. It is unclear whether any proposed legislation, if enacted, would apply to the Managing Member or any affiliated members who benefit from carried interest.

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

CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”). The Manager also served as the investment manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025, the Fund was able to invest in each portfolio company in which Fund VIII invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as determined by the respective funds' board of directors, so long as the Fund had capital available to invest. The Fund co-invested with Fund VIII through March 31, 2021, which was the end of Fund VIII's investment period. Fund VIII was deregistered as a BDC with the SEC on October 12, 2023 and distributed all of its remaining assets to its parent, Venture Lending & Leasing VIII, LLC during the year ended December 31, 2023.

Transactions with Fund X. The Manager also serves as the investment manager for Fund X. The Fund’s Board of Directors determined that so long as Fund X had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which the Fund's term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund X invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund X, or such other allocations as determined by the respective funds' board of directors, so long as the Fund had capital available to invest. The Fund co-invested with Fund X through December 31, 2023, which was the end of the Fund’s investment period.

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the conditions (“Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the funds and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

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
Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into indemnification agreements with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.

Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for their services, the disinterested directors will receive an annual fee of $40,000 (plus $1,000 per meeting attended in person and an additional $15,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $25,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.
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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.      CYBERSECURITY

Through its Manager, the Fund maintains a cybersecurity risk management program designed to identify, assess, manage, and mitigate threats, as well as respond to and recover from cybersecurity incidents. This program is coupled with an enterprise risk management program and covers the Fund’s key information systems.

The cybersecurity risk management program includes a comprehensive risk assessment that is applicable to the Fund’s operations. This assessment is based on recognized standards for cybersecurity and information technology as set forth in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). It is reviewed and updated at least annually. Internal controls designed to mitigate risks presented in the assessment are tested annually by an independent third party. Additionally, the Manager, on behalf of the Fund, contracts with a qualified third party to perform annual assessments of the Company’s cybersecurity risk management program and to perform cybersecurity risk evaluations of selected key vendors. Another third party is engaged to provide day to day IT services which include implementing, monitoring, and maintaining the preventative and detective measures specified as part of the Fund’s cybersecurity risk management program.

The Manager’s Chief Compliance Officer led the development and oversees the implementation of the cybersecurity program, and is the head of the Manager’s cybersecurity team, supported by the Director of Compliance. The Chief Compliance Officer is responsible for assessing and managing the Manager’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team, inclusive of all third parties engaged to provide operations, monitoring, detection, and remediation, has extensive experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes.

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity" for further information on how our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
ITEM 2.    PROPERTIES
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 3.    LEGAL PROCEEDINGS
The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not currently a party to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 15, 2024 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2023, the Fund had distributed $395.8 million to date to its sole shareholder, of which $301.0 million was in cash.

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
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund elected to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as taxable income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

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

The Impact of the Ukraine War, the Israel - Hamas War, Worldwide Inflation and Rising Interest Rates on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflicts in Ukraine and Israel and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in the Red Sea) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Years Ended December 31, 2023, 2022 and 2021

For the most recent discussion on the results of operations for the year ending December 31, 2021, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 15, 2023.
Analysis of Interest Income
Total investment income for the years ended December 31, 2023 and 2022 was $68.3 million and $84.0 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$374,743,563	$66,079,971	14.13%	3.51%	$478,831,623	$80,313,480	13.21%	3.57%
All Loans	$402,980,480	$66,204,909	13.17%	3.26%	$490,007,676	$82,096,477	13.27%	3.48%
Interest income for both performing loans and all loans decreased by $14.2 million and $15.9 million, or 17.7% and 19.4%, respectively, for the year ended December 31, 2023 compared to the same period in 2022. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $104.1 million and $87.0 million, or 21.7% and 17.8%, respectively, for the year ended December 31, 2023 compared to the same period in 2022.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.
The following table shows the average balance, interest expense, and weighted average interest rate for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$198,192,308	$16,950,891	8.55%	$264,153,846	$12,449,209	4.71%
Interest expense increased by $4.5 million, or 36.2%, for the year ended December 31, 2023 compared to the same period in 2022. The increase is primarily due to a higher weighted average interest rate.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense
The following table shows the components of operating expense for the years ended December 31, 2023 and 2022.

Operating Expense	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	Change ($)
Management fees	$4,945,000	$6,325,000	$(1,380,000)
Banking and professional fees	$500,508	$605,195	$(104,687)
Other operating expenses	$208,041	$189,809	$18,232
Total Operating Expense	$5,653,549	$7,120,004	$(1,466,455)
For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.25% of the Company's committed capital and for the period from July 1, 2023 through December 31, 2023, Management Fees were calculated at 0.90%. For the period from January 1, 2022 through June 30, 2022, Management Fees were calculated at 1.50% of the Company's committed capital and for the period from July 1, 2022 through December 31, 2022, Management Fees were calculated at 1.25%.
Banking and professional fees decreased by $0.1 million or 17.3% for the year ended December 31, 2023 compared to the same period in 2022. Decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans and reversal of litigation reserves during the year ended December 31, 2023.

Other operating expenses did not materially increase for the year ended December 31, 2023 compared to the same period in 2022. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2023 and 2022 totaled $1.1 million and $2.8 million, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2023 and 2022 was $45.7 million and $64.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $6.1 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $8.9 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the years ended December 31, 2023 and 2022 also include proceeds from termination of collar contracts with Zions Bancorporation, N.A. and MUFG Union Bank, N.A.

Net change in unrealized loss from loans was $15.6 million and $14.4 million for the years ended December 31, 2023 and 2022, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain (loss) from derivative instruments was $(7.6) million and $9.8 million for the years ended December 31, 2023 and 2022, respectively. The net change in unrealized loss from derivative instruments for the year ended December 31, 2023 is primarily due to the realization of prior year unrealized gains, including gains from the termination of collar contracts with Zion Bancorporation, N.A. during the year. The net change in unrealized gain from derivative instruments for the year ended December 31, 2022 consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the years ended December 31, 2023 and 2022 was $25.4 million and $58.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2023 and 2022 was $253.61 and $583.68, respectively.

Liquidity and Capital Resources – December 31, 2023 and December 31, 2022

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both December 31, 2023 and December 31, 2022, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of December 31, 2023 and December 31, 2022. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net cash provided by operating activities	$209,392,303	$18,120,417
Net cash used in financing activities	(194,949,552)	(17,984,886)
Net increase in cash and cash equivalents	$14,442,751	$135,531

As of December 31, 2023 and December 31, 2022, 11.40% and 2.64%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund, entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400 million, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan. On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The size of the facility as of December 31, 2023 was $166.5 million.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2023, $142.5 million was outstanding under the facility.

For the year ended December 31, 2023, and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $29.7 million for the year ended December 31, 2023. Net loan amounts outstanding after amortization and valuation adjustments decreased by $186.9 million for the same period. All of the Fund's unfunded commitments had expired as of December 31, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2023	$1,088.0 million	$785.3 million	$302.8 million	$—
December 31, 2022	$1,058.3 million	$568.6 million	$489.7 million	$68.1 million

The unexpired unfunded commitments by portfolio company as of December 31, 2023 and 2022 are detailed in Note 10 to the financial statements included in this filing.

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

As of December 31, 2023, the Fund had a cash balance of $21.5 million and approximately $165.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2023, the Fund’s asset coverage ratio was 231%.
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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of December 31, 2023, the outstanding debt balance was $142.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 5.31%, for which the Fund had derivative instruments in place with a weighted-average ceiling of 1.84% on $140.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2023. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(107,587)	$(700,000)	$712,500	$(95,087)
1%	$215,174	$1,400,000	$(1,425,000)	$190,174
2%	$430,348	$2,800,000	$(2,850,000)	$380,348
3%	$645,522	$4,200,000	$(4,275,000)	$570,522
4%	$860,696	$5,600,000	$(5,700,000)	$760,696
5%	$1,075,870	$7,000,000	$(7,125,000)	$950,870
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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm issued by Deloitte & Touche LLP (PCAOB ID No. 34), are included elsewhere in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.         CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
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

Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K.
The information required by this item concerning the directors of the Fund and the structure of its Board of Directors will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2024 (“Proxy Statement”) under the caption “Proposal 1 -- To Elect Four Directors of the Fund” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Four Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by this item will be contained in the Fund’s Proxy Statement under the caption: “Other Information -- Manager” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to the Fund by the Fund's principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund's Proxy Statement under the caption: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2023 and 2022
Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Statements of Changes in Net Assets for the years ended December 31, 2023, 2022 and 2021
Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Schedules of Investments as of December 31, 2023 and 2022
Notes to Financial Statements
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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2024		Date:	March 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 15, 2024
Maurice C. Werdegar

By:	/S/ Robert Hutter	Director	March 15, 2024
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 15, 2024
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 15, 2024
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2023, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 15, 2024

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS:
Loans, at estimated fair value
(cost of $350,627,997 and $521,905,950)	$302,804,781	$489,691,665
Derivative assets	3,049,177	10,644,351
Cash and cash equivalents	21,517,408	7,074,657
Dividend and interest receivables	3,869,697	6,374,578
Other assets	2,233,766	3,411,846
Total assets	333,474,829	517,197,097

LIABILITIES:
Borrowings under debt facility	142,500,000	244,500,000
Accrued management fees	1,035,000	1,437,500
Accounts payable and other accrued liabilities	1,249,996	3,047,302
Total liabilities	144,784,996	248,984,802

NET ASSETS:	$188,689,833	$268,212,295

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(172,512,838)	(116,194,481)
Total distributable losses	(45,922,329)	(22,718,224)
Net assets (equivalent to $1,886.90 and $2,682.12 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$188,689,833	$268,212,295

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$—	$68,075,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
INVESTMENT INCOME:
Interest on loans	$66,204,909	$82,096,477	$85,555,014
Other income	2,122,338	1,876,106	410,493
Total investment income	68,327,247	83,972,583	85,965,507

EXPENSES:
Management fees	4,945,000	6,325,000	7,072,500
Interest expense	16,950,891	12,449,209	6,333,348
Banking and professional fees	500,508	605,195	1,395,114
Other operating expenses	208,041	189,809	214,396
Total expenses	22,604,440	19,569,213	15,015,358
Net investment income	45,722,807	64,403,370	70,950,149

Net realized loss from loans	(6,106,352)	(3,387,060)	(119,127)
Net realized gain (loss) from derivative instruments	8,948,922	1,891,885	(1,348,685)
Net change in unrealized loss from loans	(15,608,931)	(14,352,707)	(5,372,700)
Net change in unrealized gain (loss) from derivative instruments	(7,595,174)	9,812,446	2,086,119
Net realized and change in unrealized loss from loans and derivative instruments	(20,361,535)	(6,035,436)	(4,754,393)
Net increase in net assets resulting from operations	$25,361,272	$58,367,934	$66,195,756

Amounts per common share:
Net increase in net assets resulting from operations per share	$253.61	$583.68	$661.96
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2023, 2022 and 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2020	100,000	$100	$243,124,900	$(44,906,782)	$(14,891,383)	$183,326,835
Net increase in net assets resulting from operations	—	—	—	—	66,195,756	66,195,756
Distributions of income to shareholder	—	—	—	—	(69,482,336)	(69,482,336)
Return of capital to shareholder	—	—	—	(52,346,704)	—	(52,346,704)
Contributions from shareholder	—	—	102,500,000	—	—	102,500,000
Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551

Net increase in net assets resulting from operations	—	—	—	—	58,367,934	58,367,934
Distribution of income to shareholder	—	—	—	—	(62,908,195)	(62,908,195)
Return of capital to shareholder	—	—	—	(18,940,995)	—	(18,940,995)
Contributions from shareholder	—	—	61,500,000	—	—	61,500,000
Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295

Net increase in net assets resulting from operations	—	—	—	—	25,361,272	25,361,272
Distributions of income to shareholder	—	—	—	—	(48,565,377)	(48,565,377)
Return of capital to shareholder	—	—	—	(56,318,357)	—	(56,318,357)
Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$25,361,272	$58,367,934	$66,195,756
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	6,106,352	3,387,060	119,127
Net realized (gain) loss from derivative instruments	(8,948,922)	(1,891,885)	1,348,685
Net change in unrealized loss from loans	15,608,931	14,352,707	5,372,700
Net change in unrealized (gain) loss from derivative instruments	7,595,174	(9,812,446)	(2,086,119)
Amortization of deferred costs related to borrowing facility	1,009,982	998,440	794,264
Origination of loans	(29,750,000)	(236,094,146)	(358,801,269)
Principal payments on loans, net of accretion	185,767,580	206,727,836	179,332,130
Proceeds from sale of loans	6,043,138	1,800,000	—
Acquisition of equity securities	(780,851)	(15,166,668)	(35,577,222)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	2,504,881	498,220	(3,016,200)
Net (increase) decrease in other assets	1,074,572	(1,923,110)	98,387
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(2,199,806)	(3,123,525)	4,627,579
Net cash provided by (used in) operating activities	209,392,303	18,120,417	(141,592,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(100,992,000)	(62,500,000)	(85,800,000)
Contributions from shareholder	—	61,500,000	102,500,000
Borrowings under debt facility	6,500,000	109,500,000	251,200,000
Repayments of borrowings under debt facility	(108,500,000)	(128,000,000)	(128,200,000)
Payments made for derivative instruments	—	(202,417)	(1,348,685)
Payments received from derivative instruments	8,948,922	2,094,302	—
Payments of bank facility fees and costs	(906,474)	(376,771)	(2,317,250)
Net cash provided by (used in) financing activities	(194,949,552)	(17,984,886)	136,034,065
Net increase (decrease) in cash and cash equivalents	14,442,751	135,531	(5,558,117)

CASH AND CASH EQUIVALENTS:
Beginning of year	7,074,657	6,939,126	12,497,243
End of year	$21,517,408	$7,074,657	$6,939,126

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$16,400,251	$10,557,659	$4,992,998
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$3,891,734	$19,349,190	$36,029,040
Receipt of equity securities as repayment of loans	$3,110,883	$4,182,522	$451,817

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedule of Investments

As of December 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$4,034,272	$3,915,776	$3,915,776	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		462,427	450,632	450,632	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		855,052	842,954	842,954	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,281,930	1,270,942	1,270,942	12/1/2024
	GLO Pharma, Inc. Subtotal					2,136,982	2,113,896	2,113,896
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$10,032,154	$9,733,622	$9,733,622

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$225,469	$224,872	$224,872	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		901,528	896,305	896,305	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		13,521,618	13,193,287	13,193,287	3/1/2026
	Canary Connect, Inc. Subtotal					14,648,615	14,314,464	14,314,464
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,515	1,001,515	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,054	2,052,054
Computers & Storage Total		8.7%				$16,748,895	$16,366,518	$16,366,518

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,687,334	$3,687,334	*
Enterprise Networking Total		2.0%				$5,404,212	$3,687,334	$3,687,334

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,762,966	$2,801,583	11/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,739	153,231	153,231	7/1/2025
	Ainsly, Inc. Subtotal ** ^					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Good Counsel, LLC		Senior Secured	12.3%		2,707,456	2,431,880	2,431,880	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,997,442	2,790,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		94,770	76,620	71,768	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,245,475	1,201,210	1,201,210	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		3,389,495	3,271,244	3,271,244	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	Residently USA, LLC ** ^		Senior Secured	12.0%		422,364	389,326	389,326	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,769,455	5,446,191	5,446,191	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,145,286	1,139,192	1,139,192	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Internet Total		24.6%				$58,736,306	$53,735,974	$46,464,670

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	CytoVale, Inc.		Senior Secured	12.0%		1,217,661	1,205,201	1,205,201	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,932,603	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		222,648	217,849	217,849	6/1/2024
	Siren Care, Inc.		Senior Secured	13.5%		606,861	604,374	604,374	1/1/2025
Medical Devices Total		1.1%				$12,445,912	$11,306,777	$2,027,424

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$3,204,172	$3,083,630	$3,083,630	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		690,974	688,087	688,087	6/1/2024
	Grayce, Inc.		Senior Secured	11.8%		215,439	213,798	213,798	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		327,838	322,236	322,236	9/1/2024
	Grayce, Inc. Subtotal					1,207,948	1,167,943	1,167,943
	Hello Heart Inc.		Senior Secured	11.0%		440,421	434,449	434,449	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,250,622	1,242,667	1,242,667	6/1/2025
	Hello Heart Inc. Subtotal					1,691,043	1,677,116	1,677,116
	Honeybee Health, Inc.		Senior Secured	11.0%		1,503,502	1,438,883	1,438,883	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	Oula Health, Inc.		Senior Secured	12.0%		56,647	56,322	56,322	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		90,275	89,868	89,868	7/1/2024
	Oula Health, Inc. Subtotal					146,922	146,190	146,190
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		1,777,402	1,753,942	1,753,942	2/1/2027
	Tia, Inc.		Senior Secured	11.8%		371,042	364,011	364,011	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		818,984	815,087	815,087	9/1/2024
	Tia, Inc. Subtotal					1,190,026	1,179,098	1,179,098
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	588,211	553,968	1/1/2026
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		8.0%				$19,749,675	$18,916,257	$15,167,781

Other Technology
	8i Corporation		Senior Secured	12.0%		$390,777	$386,909	$243,768	10/1/2025
	Aclima, Inc.		Senior Secured	12.0%		321,219	298,126	298,126	*
	Airspeed, Inc.		Senior Secured	11.0%		532,573	505,660	505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	970,983	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	127,662	*
	BloomTech Inc.		Senior Secured	11.3%		267,698	267,698	267,698	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	724,173	649,416	9/1/2024
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Candy Club Holdings, Inc.		Senior Secured	12.0%		6,166,737	5,802,074	1,550,346	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,246,061	1,246,061	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited Subtotal ** ^					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,344	2,369,344	5/1/2026
	EasyKnock, Inc. Subtotal					6,386,739	6,148,488	6,148,488
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					3,140,216	3,035,867	3,035,867
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Hadrian Automation, Inc.		Senior Secured	11.5%		1,366,697	1,342,175	1,342,175	2/1/2025
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,143,133	2,109,187	2,109,187	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,780,792	3,708,955	3,708,955	6/1/2025
	Higher Ground Education, Inc. Subtotal					5,923,925	5,818,142	5,818,142
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		644,888	635,125	635,125	7/1/2024
	Hyphen Technologies, Inc. Subtotal					3,382,231	3,279,266	3,279,266
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		935,240	900,588	900,588	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,411,295	1,339,519	1,339,519
	Mavenform, Inc.		Senior Secured	11.0%		375,896	372,103	372,103	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		221,127	218,898	218,898	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		313,405	310,943	310,943	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		986,918	966,038	966,038	7/1/2025
	Mavenform, Inc. Subtotal					1,897,346	1,867,982	1,867,982
	Merlin Labs, Inc.		Senior Secured	11.0%		1,606,760	1,570,011	1,570,011	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		904,417	894,738	894,738	10/1/2024
	Momentus Space LLC **		Senior Secured	12.0%		2,292,963	2,285,030	2,285,030	2/1/2024
	Natomas Labs, Inc.		Senior Secured	13.3%		4,407,183	4,167,612	4,167,612	9/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,028	150,032	150,032	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,109	150,780	150,780	2/1/2024
	OnePointOne, Inc. Subtotal					302,137	300,812	300,812
	Phase Four, Inc.		Senior Secured	11.5%		645,144	631,219	631,219	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		690,634	682,050	682,050	8/1/2025
	Phase Four, Inc. Subtotal					1,335,778	1,313,269	1,313,269
	Plant Prefab, Inc.		Senior Secured	11.0%		789,927	784,016	784,016	11/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		873,346	858,280	858,280	8/1/2024
	Plant Prefab, Inc. Subtotal					2,899,636	2,816,407	2,816,407
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Privoro Holdings, Inc.		Senior Secured	12.0%		275,766	273,403	273,403	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,184	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,132
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Setex Technologies, Inc.		Senior Secured	12.3%		367,247	356,513	356,513	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,672,341	1,636,131	1,636,131
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. Subtotal ** ^					2,500,000	2,406,876	2,406,876
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	12,816,811	*
	The Farm Project, PBC.		Senior Secured	12.0%		2,617,147	2,575,221	2,575,221	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		758,271	731,681	731,681	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,912	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,692	658,160
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,816	1,101,946	1,101,946	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,412	1,102,605	1,102,605	6/1/2024
	Umbra Lab, Inc. Subtotal					6,938,416	6,788,017	6,788,017
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,362,429	1,362,429	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	498,994	*
	World Wrapps II, Inc.		Senior Secured	12.0%		111,028	105,072	105,072	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,036	111,036	111,036	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,166	111,166	111,166	6/1/2024
	World Wrapps II, Inc. Subtotal					333,230	327,274	327,274
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		75.8%				$178,296,191	$167,462,148	$142,995,711

Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,762,565	$1,762,565	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,849,098	1,849,098	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,722	*
Security Total		2.0%				$5,805,940	$5,278,361	$3,769,643

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Afero, Inc.		Senior Secured	12.3%		95,118	94,408	94,408	1/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		134,312	133,684	130,791	8/1/2024
	Bizly, Inc.		Senior Secured	12.5%		1,636,661	1,600,527	1,600,527	12/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,432	1,139,432	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp. Subtotal					2,110,579	2,039,115	2,039,115
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		453,850	445,992	445,992	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	Grokker, Inc. Subtotal					857,323	839,578	839,578
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,162	376,162	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,651	743,651
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.0%		226,953	226,084	226,084	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841
	Safe Securities Inc.		Senior Secured	11.5%		797,813	788,287	788,287	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		3,707,507	3,620,387	3,620,387	9/1/2025
	Safe Securities Inc. Subtotal					4,505,320	4,408,674	4,408,674
	SF Insuretech, Inc.		Senior Secured	13.5%		988,750	988,750	988,750	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,920,296	1,701,661	1,701,661	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		878,326	866,253	866,253	8/1/2024
	SF Insuretech, Inc.		Senior Secured	13.5%		988,431	988,431	988,431	9/1/2026
	SF Insuretech, Inc. Subtotal					4,775,803	4,545,095	4,545,095
	Swiftly Systems, Inc.		Senior Secured	11.5%		992,459	975,741	975,741	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,548,309	1,475,261	1,475,261	10/1/2024
	Swiftly Systems, Inc. Subtotal					2,540,768	2,451,002	2,451,002
	Terragon, Inc. ** ^		Senior Secured	12.0%		93,038	87,637	87,637	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	Truthset, Inc.		Senior Secured	12.5%		316,907	291,452	291,452	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,411	1,113,411	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,608	2,268,608
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
	Workspot, Inc.		Senior Secured	12.0%		112,755	112,008	112,008	3/1/2024
Software Total		23.7%				$46,877,344	$44,992,291	$44,687,949

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$927,277	$910,395	$910,395	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,569	600,569	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,770,172	1,733,026	1,733,026	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc. Subtotal					8,846,716	8,363,274	8,363,274

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	12.0%		555,388	547,459	547,459	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	798,776	794,348	794,348	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Klar Holdings Limited Subtotal ** ^					4,810,013	4,664,879	4,664,879
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	2,537,800	*
Technology Services Total		8.2%				$17,639,029	$16,810,539	$15,565,953

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$137,457	$136,703	$136,703	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		137,388	135,628	135,628	6/1/2024
	AirVine Scientific, Inc. Subtotal					274,845	272,331	272,331
	Juvo Mobile, Inc. **		Senior Secured	15.5%		500,000	489,833	489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. Subtotal **					2,000,000	1,926,223	1,926,223
	MeshPlusPlus, Inc.		Senior Secured	12.5%		84,976	84,148	84,148	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		55,783	55,474	55,474	6/1/2024
	MeshPlusPlus, Inc. Subtotal					140,759	139,622	139,622
Wireless Total		1.2%				$2,415,604	$2,338,176	$2,338,176

	Grand Total	160.5%				$374,151,262	$350,627,997	$302,804,781

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	11.1%	$21,017,408	$21,017,408
Total Cash Equivalents		11.1%	$21,017,408	$21,017,408
* As of December 31, 2023, loans with a cost basis of $77.7 million and a fair value of $32.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2023, 13.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2023, all loans were made to non-affiliates.

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

See notes to financial statements.

(Intentionally left blank)

Derivative Instruments

As of December 31, 2023 and 2022

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2023
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$2,187,231	$—	$2,187,231
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	861,946	—	861,946
Total				$140,000,000	$3,049,177	$—	$3,049,177

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	AS OF DECEMBER 31, 2022
				Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (a)

Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 0.86% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.35% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	$87,000,000	$4,244,303	$—	$4,244,303
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	50,000,000	3,421,781	—	3,421,781
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	2,978,267	—	2,978,267
Total				$227,000,000	$10,644,351	$—	$10,644,351
(a) The unrealized appreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Notes to Financial Statements
1.ORGANIZATION AND OPERATIONS OF THE FUND
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction.

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("U.S. GAAP") requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2023, the Fund held 21,017,408 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26% and $500,000 in cash, which together represented 11.40% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 6,754,823 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.06%, and $319,834 in cash, which together represented 2.64% of the net assets of the Fund.

Interest on Loans

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

As of December 31, 2023 and 2022, the financial statements included nonmarketable investments of $302.8 million and $489.7 million, respectively, (or 90.8% and 94.7% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of December 31, 2023 and 2022, loans with a cost basis of $77.7 million and $40.0 million and a fair value of $32.9 million and $12.4 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2023 and 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.
Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. These costs are amortized over the term of the facility, which currently matures on March 31, 2026. The amortization of these costs is recorded as interest expense in the Statements of Operations.
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

The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the monthly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on March 18, 2024 and June 30, 2025.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. The Fund elected to early adopt the amendment and there was no impact on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2023 and 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Weighted-Average Interest Rate – Cash	14.13%	13.21%	13.17%	13.27%
Weighted Average Interest Rate – Non-Cash	3.51%	3.57%	3.26%	3.48%
Weighted-Average Interest Rate	17.64%	16.78%	16.43%	16.75%

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

All loans as of December 31, 2023 and 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. All unfunded commitments to borrowers had expired as of December 31, 2023. As of December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $68.1 million.

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

There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2023 and 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$9,733,622	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	16,366,518	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Enterprise Networking	3,687,334	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	46,464,670	Hypothetical market analysis	Hypothetical market coupon rate	14% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	2,027,424	Hypothetical market analysis	Hypothetical market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	15,167,781	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	18% - 100%^
Other Technology	142,995,711	Hypothetical market analysis	Hypothetical market coupon rate	11% - 74%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	3,769,643	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	44,687,949	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 80%^
Technology Services	15,565,953	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 60%*
Wireless	2,338,176	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%
Total Loan Investments	$302,804,781
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry that utilizes this valuation technique.
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
* There is only one loan within the industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of December 31, 2023 and 2022 measured at fair value on a recurring basis:

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$302,804,781	$302,804,781
Derivative assets	—	3,049,177	—	3,049,177
Cash equivalents	21,017,408	—	—	21,017,408
Total	$21,017,408	$3,049,177	$302,804,781	$326,871,366

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$142,500,000	$—	$142,500,000
Total	$—	$142,500,000	$—	$142,500,000

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$489,691,665	$489,691,665
Derivative assets	—	10,644,351	—	10,644,351
Cash equivalents	6,754,823	—	—	6,754,823
Total	$6,754,823	$10,644,351	$489,691,665	$507,090,839

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$244,500,000	$—	$244,500,000
Total	$—	$244,500,000	$—	$244,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2023
	Loans	Warrants	Stocks
Beginning balance	$489,691,665	$—	$—
Acquisitions and originations	29,750,000	3,405,244	486,490
Principal payments on loans, net of accretion	(188,878,463)	—	—
Proceeds from sale of loan	(6,043,138)	—	—
Distributions to shareholder	—	(3,405,244)	(486,490)
Net realized loss from loans	(6,106,352)	—	—
Net change in unrealized loss from loans	(15,608,931)	—	—
Ending balance	$302,804,781	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2023	$(16,221,497)

	For the Year Ended December 31, 2022
	Loans	Warrants	Stocks	Other
Beginning balance	$484,047,644	$—	$—	$—
Acquisitions and originations	236,094,146	16,224,696	2,810,274	314,220
Principal payments on loans, net of accretion	(210,910,358)	—	—	—
Proceeds from sale of loan	(1,800,000)	—	—	—
Distributions to shareholder	—	(16,224,696)	(2,810,274)	(314,220)
Net realized loss from loans	(3,387,060)	—	—	—
Net change in unrealized loss from loans	(14,352,707)	—	—	—
Ending balance	$489,691,665	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2022	$(17,199,833)

There were no Level 3 liabilities as of December 31, 2023 and 2022.

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

5.    CAPITAL STOCK

As of both December 31, 2023 and 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both December 31, 2023 and 2022, was $460.0 million of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash distributions	$100,992,000	$62,500,000	$85,800,000
Distributions of equity securities	3,891,734	19,349,190	36,029,040
Total distributions to shareholder	$104,883,734	$81,849,190	$121,829,040

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act, which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On December 5, 2018, the required majority of the Fund’s Board, including a majority of its disinterested directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of December 31, 2023 and 2022, the Fund’s asset coverage for borrowings was 231% and 209%, respectively.

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

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The size of the facility as of December 31, 2023 was $166.5 million.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of December 31, 2023, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment and Third Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2023 and 2022, $142.5 million and $244.5 million, respectively, was outstanding under the facility.

As of December 31, 2023, the SOFR rate was as follows:

Overnight	5.3800%
Daily Simple SOFR	5.3100%
30-day Average SOFR	5.3441%
90-day Average SOFR	5.3553%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2023 and 2022, the remaining unamortized fees and costs of $1.3 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2023 and 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$142,500,000	$244,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$142,500,000	$244,500,000
(a)Inclusive of 2.85% and 2.60% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate as of December 31, 2023 and 2022, respectively.

7.    MANAGEMENT FEE AND RELATED PARTIES
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
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager receives a management fee (“Management Fee”). The aggregate annual amount of Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.250% of the Company's committed capital and for the period from July 1, 2023 through December 31, 2023, Management Fees were calculated at 0.90%. For the period from January 1, 2022 through June 30, 2022, Management Fees were calculated at 1.50% of the Company's committed capital and for the period from July 1, 2022 through December 31, 2022, Management Fees were calculated at 1.25%.

Management Fees of $4.9 million, $6.3 million and $7.1 million were recognized as expenses for the year ended December 31, 2023, 2022 and 2021, respectively.

Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Amended and Restated Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the fullest extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Amended and Restated Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors and officers insurance policy.
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also served as the investment manager for Fund VIII.  The Fund’s Board of Directors determined that so long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025, the Fund was able to invest in each portfolio company in which Fund VIII invested.  Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund VIII, or such other allocations as determined by the respective funds' board of directors. The Fund co-invested with Fund VIII through March 31, 2021, which was the end of Fund VIII's investment period. Fund VIII was deregistered as a BDC with the SEC on October 12, 2023 and distributed all of its remaining assets to its parent, Venture Lending & Leasing VIII, LLC during the year ended December 31, 2023.

Transactions with WTI Fund X, Inc. ("Fund X")

The Manager also serves as the investment manager for Fund X. The Fund’s Board of Directors determined that so long as Fund X had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which the Fund's term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund X invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund X, or such other allocations as determined by the respective funds' board of directors. The Fund co-invested with Fund X through December 31, 2023, which was the end of the Fund’s investment period.

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the conditions (“Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the funds and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

The following table shows the Fund's derivative instruments at fair value on the Fund's Statements of Assets and Liabilities as of December 31, 2023 and 2022.

	Derivative Assets
Derivative Instruments	December 31, 2023	December 31, 2022
Interest rate collar	$3,049,177	$10,644,351

For the years ended December 31, 2023 and 2022, interest rate collar contracts with notional amounts of $87.0 million and $20.0 million, respectively, were terminated. Realized gains from derivative instruments recognized from the termination of these derivative contracts amounted to $2.5 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

The following table shows the effect of the Fund's derivative instruments on the Fund's Statements of Operations.

		For the Year Ended
Derivative Instruments	Statements of Operations Caption	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(7,595,174)	$9,812,446	$886,648
	Net realized gain (loss) from derivative instruments	$8,948,922	$1,891,885	$(128,416)
Interest rate swap and floor	Net change in unrealized gain from derivative instruments	$—	$—	$1,199,471
	Net realized loss from derivative instruments	$—	$—	$(1,220,269)

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2023 and 2022:

	As of December 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$3,049,177	$—	$—	$—	$3,049,177
Total	$3,049,177	$—	$—	$—	$3,049,177

	As of December 31, 2022
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$10,644,351	$—	$—	$—	$10,644,351
Total	$10,644,351	$—	$—	$—	$10,644,351
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.

There were no derivative liabilities as of December 31, 2023 and 2022.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2023 and 2022:

Assets	As of December 31, 2023
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$350,627,997	$—	$(47,823,216)	$(47,823,216)
Derivative assets	—	3,049,177	—	3,049,177
Total	$350,627,997	$3,049,177	$(47,823,216)	$(44,774,039)

	As of December 31, 2022
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$521,905,950	$—	$(32,214,285)	$(32,214,285)
Derivative assets	—	10,644,351	—	10,644,351
Total	$521,905,950	$10,644,351	$(32,214,285)	$(21,569,934)

There was no unrealized appreciation or depreciation related to liabilities as of December 31, 2023 and 2022.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  As of December 31, 2023 and 2022, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2023 and 2022, the tax character of distributions paid was ordinary income in the amount of $48.6 million and $62.9 million, and return of capital of $56.3 million and $18.9 million, respectively.

As of December 31, 2023 and 2022, the components of total distributions on a tax basis were as follows:

	December 31, 2023	December 31, 2022
Accumulated capital losses	$(3,575,916)	$(6,418,486)
Other temporary differences	(1,077,692)	(1,091,811)
Distributions in excess of net investment income	(169,007,520)	(109,832,473)
Net unrealized depreciation	(44,774,039)	(21,569,935)
Total distributions	$(218,435,167)	$(138,912,705)

As of December 31, 2023, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of December 31, 2023 and 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2023, all of the Fund's unfunded commitments had expired. As of December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $68.1 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund. As of December 31, 2023, there will be no impact on cash requirements or future investments as all of the Fund's unfunded commitments expired.

The table below are the Fund’s unexpired unfunded commitments as of December 31, 2022:

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2023, 2022, 2021, 2020 and 2019.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

Total return	9.86%	26.49%	33.72%	13.87%	9.70%

Per share amounts:
Net asset value, beginning of year	$2,682.12	$2,301.94	$1,833.27	$1,138.32	$740.89
Net investment income	457.23	644.03	709.50	339.13	118.72
Net realized and change in unrealized loss from loans and derivative instruments	(203.62)	(60.35)	(47.54)	(130.01)	(41.97)
Net increase in net assets resulting from operations	253.61	583.68	661.96	209.12	76.75
Distributions of income to shareholder	(485.65)	(629.08)	(694.82)	(329.25)	(94.05)
Return of capital to shareholder	(563.18)	(189.42)	(523.47)	(134.92)	(241.27)
Contributions from shareholder	—	615.00	1,025.00	950.00	656.00
Net asset value, end of year	1,886.90	2,682.12	2,301.94	1,833.27	1,138.32
Net assets, end of year	$188,689,833	$268,212,295	$230,193,551	$183,326,835	$113,832,373

Ratios to average net assets:
Expenses	9.66%	7.95%	6.69%	8.17%	14.78%
Net investment income	19.54%	26.17%	31.60%	22.50%	14.70%
Portfolio turn-over rate	1.50%	0.38%	—%	—%	0.54%
Average debt outstanding	$198,192,308	$264,153,846	$206,569,231	$109,269,231	$61,169,231

12.     SUBSEQUENT EVENTS

The Fund evaluated subsequent events and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.