Form 10-Q
period 2024-03-31
Venture Lending & Leasing IX, Inc.
filed 2024-05-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2024
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of March 31, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $306,521,394 and $350,627,997)	$253,366,444	$302,804,781
Derivative assets	2,120,964	3,049,177
Cash and cash equivalents	27,336,386	21,517,408
Dividend and interest receivables	3,113,114	3,869,697
Other assets	2,732,829	2,233,766
Total assets	288,669,737	333,474,829

LIABILITIES
Borrowings under debt facility	100,000,000	142,500,000
Accrued management fees	1,035,000	1,035,000
Accounts payable and other accrued liabilities	1,066,326	1,249,996
Total liabilities	102,101,326	144,784,996

NET ASSETS	$186,568,411	$188,689,833

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(172,512,838)	(172,512,838)
Total distributable losses	(48,043,751)	(45,922,329)
Net assets (equivalent to $1,865.68 and $1,886.90 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$186,568,411	$188,689,833

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

INVESTMENT INCOME:
Interest on loans	$10,567,302	$18,637,597
Other income	387,154	1,067,644
Total investment income	10,954,456	19,705,241

EXPENSES:
Management fees	1,035,000	1,437,500
Interest expense	2,795,893	4,549,023
Banking and professional fees	106,000	175,489
Other operating expenses	61,867	30,392
Total expenses	3,998,760	6,192,404
Net investment income	6,955,696	13,512,837

Net realized gain from loans	—	1,256
Net realized gain from derivative instruments	1,367,286	1,605,037
Net change in unrealized loss from loans	(5,331,734)	(210,275)
Net change in unrealized loss from derivative instruments	(928,213)	(2,031,229)
Net realized and change in unrealized loss from loans and derivative instruments	(4,892,661)	(635,211)

Net increase in net assets resulting from operations	$2,063,035	$12,877,626

Amounts per common share:
Net increase in net assets resulting from operations per share	$20.63	$128.78
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	12,877,626	12,877,626
Distribution of income to shareholder	—	—	—	—	(964,382)	(964,382)
Balance at March 31, 2023	100,000	$100	$407,124,900	$(116,194,481)	$(10,804,980)	$280,125,539

Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	2,063,035	2,063,035
Distribution of income to shareholder	—	—	—	—	(4,184,457)	(4,184,457)
Balance at March 31, 2024	100,000	$100	$407,124,900	$(172,512,838)	$(48,043,751)	$186,568,411

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,063,035	$12,877,626
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized gain from loans	—	(1,256)
Net realized gain from derivative instruments	(1,367,286)	(1,605,037)
Net change in unrealized loss from loans	5,331,734	210,275
Net change in unrealized loss from derivative instruments	928,213	2,031,229
Amortization of deferred costs related to borrowing facility	140,506	265,991
Origination of loans	(496,047)	(16,500,000)
Principal payments on loans, net of accretion	43,960,193	41,414,928
Acquisition of equity securities	—	(373,422)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	756,583	351,239
Net (increase) decrease in other assets	(639,569)	342,142
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(183,670)	(787,790)
Net cash provided by operating activities	50,493,692	38,225,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(3,542,000)	—
Borrowings under debt facility	—	6,500,000
Repayments of borrowings under debt facility	(42,500,000)	(15,500,000)
Payments received from derivative instruments	1,367,286	1,605,037
Net cash used in financing activities	(44,674,714)	(7,394,963)

Net increase in cash and cash equivalents	5,818,978	30,830,962

CASH AND CASH EQUIVALENTS:
Beginning of period	21,517,408	7,074,657
End of period	$27,336,386	$37,905,619

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,845,599	$4,220,382
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$642,457	$964,382
Receipt of equity securities as repayment of loans	$642,457	$590,960

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$3,410,056	$3,325,023	$3,325,023	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		360,529	353,244	353,244	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		649,595	642,478	642,478	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		973,900	967,442	967,442	12/1/2024
	GLO Pharma, Inc. Subtotal					1,623,495	1,609,920	1,609,920
	Ukko Inc.		Senior Secured	11.5%		3,089,167	2,969,371	2,969,371	5/1/2026
Biotechnology Total		4.4%				$8,483,247	$8,257,558	$8,257,558

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$12,188,807	$11,922,746	$11,922,746	3/1/2026
	Proto, Inc.		Senior Secured	12.5%		920,386	883,224	883,224	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		921,353	921,353	921,353	10/1/2025
	Proto, Inc. Subtotal					1,841,739	1,804,577	1,804,577
Computers & Storage Total		7.4%				$14,030,546	$13,727,323	$13,727,323

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,593,104	$3,593,104	*
Enterprise Networking Total		1.9%				$5,404,212	$3,593,104	$3,593,104

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,849,673	$2,741,210	*
	D2C Store, Inc.		Senior Secured	10.0%		1,455,572	1,107,688	1,107,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		2,452,807	2,226,150	2,226,150	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,988,442	2,781,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		78,311	58,364	53,513	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,213,386	7,213,386	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,132,472	1,099,824	1,099,824	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		2,796,019	2,714,924	2,714,924	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		11,775,854	11,170,366	11,170,366	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		844,071	801,006	801,006	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		940,809	931,841	931,841	9/1/2025
	RenoFi, Inc. Subtotal					1,784,880	1,732,847	1,732,847
	Residently USA, LLC ** ^		Senior Secured	12.0%		420,011	391,302	391,302	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,661,508	5,403,637	5,403,637	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	299,373	*
	Verishop, Inc.		Senior Secured	12.6%		872,305	868,713	868,713	12/1/2024
	Vinvesto, Inc.		Senior Secured	14.8%		221,719	205,153	205,153	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		221,799	221,799	221,799	5/1/2026
	Vinvesto, Inc. Subtotal					443,518	426,952	426,952
Internet Total		23.4%				$55,538,049	$51,004,622	$43,600,799

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,809	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		113,020	111,612	111,612	6/1/2024
	Siren Care, Inc.		Senior Secured	13.5%		536,558	534,771	534,771	1/1/2025
Medical Devices Total		0.3%				$11,048,320	$9,935,942	$646,383

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$2,554,631	$2,476,962	$2,476,962	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		350,430	349,588	349,588	6/1/2024
	Grayce, Inc.		Senior Secured	11.8%		163,917	162,951	162,951	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		597,869	571,387	571,387	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		221,737	219,062	219,062	9/1/2024
	Grayce, Inc. Subtotal					983,523	953,400	953,400
	Hello Heart Inc.		Senior Secured	11.0%		1,056,185	1,050,497	1,050,497	6/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		223,224	221,480	221,480	6/1/2024
	Hello Heart Inc. Subtotal					1,279,409	1,271,977	1,271,977
	Honeybee Health, Inc.		Senior Secured	11.0%		1,305,946	1,257,051	1,257,051	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		375,000	367,519	367,519	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		698,857	669,819	669,819	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		351,321	344,575	344,575	4/1/2026
	Julie Products Inc. Subtotal					1,425,178	1,381,913	1,381,913
	KBS, Inc.		Senior Secured	14.0%		228,755	211,993	211,993	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	14.8%		414,182	408,982	408,982	3/1/2026
	Open Inc.		Senior Secured	13.5%		413,034	395,808	395,808	3/1/2026
	Open Inc. Subtotal					827,216	804,790	804,790
	Oula Health, Inc.		Senior Secured	12.0%		52,354	52,206	52,206	7/1/2024
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		570,567	552,869	552,869	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		2,273,450	2,271,030	2,271,030	*
	Tia, Inc.		Senior Secured	11.8%		553,929	552,074	552,074	9/1/2024
	Tia, Inc.		Senior Secured	11.8%		150,590	149,147	149,147	5/1/2024
	Tia, Inc. Subtotal					704,519	701,221	701,221
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	600,488	492,537	1/1/2026
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		221,231	202,550	202,550	5/1/2026
Other Healthcare Total		7.0%				$17,486,510	$16,802,271	$12,980,087

Other Technology
	8i Corporation		Senior Secured	12.0%		$390,777	$387,561	$363,969	10/1/2025
	Airspeed, Inc.		Senior Secured	11.0%		588,338	588,338	588,338	7/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		474,906	453,468	453,468	1/1/2026
	Airspeed, Inc. Subtotal					1,063,244	1,041,806	1,041,806
	Azumo, Inc.		Senior Secured	12.8%		1,146,091	1,083,000	1,083,000	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	970,984	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	166,170	*
	BloomTech Inc.		Senior Secured	11.3%		275,297	275,297	275,297	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	636,268	636,268	6/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,612,242	1,581,512	1,184,556	9/1/2025
	Candy Club Holdings, Inc.		Senior Secured	12.0%		6,166,737	5,802,074	1,013,004	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,254,757	*
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,255,342	1,255,342	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,608,920	6,223,614	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		207,205	180,734	180,734	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		214,594	211,263	211,263	4/1/2026
	CornerUp, Inc. Subtotal					421,799	391,997	391,997
	Creoate Limited ** ^		Senior Secured	11.8%		547,848	527,903	527,903	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	489,665	489,665	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		206,747	203,867	203,867	3/1/2026
	Creoate Limited Subtotal ** ^					1,254,595	1,221,435	1,221,435
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,162,867	1,113,944	1,113,944	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,491,664	1,467,035	1,467,035	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					2,654,531	2,580,979	2,580,979
	Fanimal, Inc.		Senior Secured	11.8%		375,000	366,177	366,177	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		169,684	153,496	153,496	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,977	244,977	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		302,845	297,790	297,790	7/1/2026
	Fanimal, Inc. Subtotal					1,097,529	1,062,440	1,062,440
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	266,176	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,198,601	3,147,045	3,147,045	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,709,696	1,687,870	1,687,870	2/1/2025
	Higher Ground Education, Inc. Subtotal					4,908,297	4,834,915	4,834,915
	Hint, Inc.		Senior Secured	12.0%		4,092,884	3,782,184	3,782,184	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		640,007	536,369	536,369	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,467,051	2,391,416	2,391,416	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		373,998	370,428	370,428	7/1/2024
	Hyphen Technologies, Inc. Subtotal					2,841,049	2,761,844	2,761,844
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,749,511	1,706,155	1,706,155	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		730,894	709,384	709,384	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,096,641	1,036,290	1,036,290	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		554,824	537,901	537,901	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,473,462	1,473,462	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,652,134	1,589,049	1,589,049	3/1/2026
	LendTable Inc. Subtotal					3,152,134	3,062,511	3,062,511
	Literati, Inc.		Senior Secured	11.3%		6,092,600	5,879,244	5,879,244	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		364,917	322,358	322,358	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	984,289	984,289	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,364,917	1,306,647	1,306,647
	Mavenform, Inc.		Senior Secured	11.0%		328,972	326,069	326,069	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		264,835	263,073	263,073	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		842,236	826,986	826,986	7/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		112,145	111,494	111,494	6/1/2024
	Mavenform, Inc. Subtotal					1,548,188	1,527,622	1,527,622
	Merlin Labs, Inc.		Senior Secured	11.0%		1,356,954	1,330,633	1,330,633	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		642,091	637,059	637,059	10/1/2024
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		438,389	519,108	519,108	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.8%		2,899,635	2,760,248	2,760,248	6/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		110,778	107,564	107,564	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		71,321	70,308	70,308	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		83,495	82,112	82,112	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		126,050	120,557	120,557	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		95,798	87,076	87,076	1/1/2026
	PlantBaby, Inc. Subtotal					487,442	467,617	467,617
	Platform Science, Inc.		Senior Secured	12.5%		4,121,076	4,072,025	4,072,025	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		3,970,063	3,775,273	3,775,273	2/1/2026
	Platform Science, Inc. Subtotal					8,091,139	7,847,298	7,847,298
	Privoro Holdings, Inc.		Senior Secured	12.0%		69,974	69,732	69,732	4/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,353,419	1,308,846	929,033	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,627,841	8,627,841	12/1/2027
	Setex Technologies, Inc.		Senior Secured	12.3%		549,941	501,613	501,613	*
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		855,990	830,692	830,692	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		664,427	659,969	659,969	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,520,417	1,490,661	1,490,661
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	490,698	490,698	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,885,509	1,816,112	1,816,112	7/1/2026
	Supplant, Inc. Subtotal ** ^					2,385,509	2,306,810	2,306,810
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	11,096,690	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,412,756	2,374,644	2,374,644	6/1/2026
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		513,175	500,424	500,424	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		904,710	881,922	881,922	8/1/2025
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	455,433	*
	Umbra Lab, Inc.		Senior Secured	13.5%		4,279,949	4,170,209	4,170,209	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		563,697	561,106	561,106	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		563,492	561,212	561,212	6/1/2024
	Umbra Lab, Inc. Subtotal					5,407,138	5,292,527	5,292,527
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,288,278	1,288,278	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		318,378	312,758	312,758	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		348,949	344,532	344,532	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		581,499	561,586	561,586	4/1/2025
	Wellth, Inc. Subtotal					930,448	906,118	906,118
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	336,687	*
	World Wrapps II, Inc.		Senior Secured	12.0%		56,343	54,579	54,579	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		56,412	56,412	56,412	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		56,347	56,347	56,347	6/1/2024
	World Wrapps II, Inc. Subtotal					169,102	167,338	167,338
	Zeno Technologies, Inc.		Senior Secured	10.0%		141,106	133,944	133,944	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		141,106	141,105	141,105	7/1/2025
	Zeno Technologies, Inc. Subtotal					282,212	275,049	275,049
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,151,809	6,151,809	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,128	4,584,330	4,584,330	1/1/2026
	Zimeno Inc. Subtotal					11,007,128	10,736,139	10,736,139
Other Technology Total		59.9%				$151,375,139	$141,460,598	$111,808,271

Security
	Axiado Corporation		Senior Secured	10.5%		$1,617,483	$1,551,000	$1,551,000	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,617,483	1,617,471	1,617,471	10/1/2025
	Axiado Corporation Subtotal					3,234,966	3,168,471	3,168,471
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,439	50,721	*
Security Total		1.7%				$5,233,483	$4,727,910	$3,219,192

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,417,370	$1,417,370	10/1/2026
	BackboneAI Inc.		Senior Secured	18.3%		117,674	116,753	116,753	4/1/2025
	Bizly, Inc.		Senior Secured	12.5%		1,612,522	1,581,596	1,581,596	12/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		199,680	195,618	195,618	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,191,019	1,140,615	1,140,615	2/1/2026
	BlueCart, Inc. Subtotal					1,390,699	1,336,233	1,336,233

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Canopy Technology Corp.		Senior Secured	15.0%		828,821	815,517	815,517	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,055,742	1,012,633	1,012,633	11/1/2025
	Canopy Technology Corp. Subtotal					1,884,563	1,828,150	1,828,150
	Chowbus, Inc.		Senior Secured	12.0%		2,124,525	2,007,375	2,007,375	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,208,639	1,160,208	1,160,208	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		476,250	476,246	476,246	1/1/2027
	Common Sun, Inc Subtotal					1,684,889	1,636,454	1,636,454
	Eskalera, Inc.		Senior Secured	12.0%		1,480,998	1,435,434	1,435,434	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		455,972	450,605	450,605	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		485,259	479,094	479,094	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		364,286	342,916	342,916	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		395,419	391,434	391,434	2/1/2026
	Form Remodel, Inc. Subtotal					1,700,936	1,664,049	1,664,049
	FutureProof Technologies, Inc.		Senior Secured	13.5%		914,511	867,576	867,576	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		365,248	357,162	357,162	4/1/2026
	Grokker, Inc.		Senior Secured	11.5%		368,199	362,982	362,982	3/1/2025
	Grokker, Inc. Subtotal					733,447	720,144	720,144
	HaystacksAI, Inc.		Senior Secured	11.0%		379,983	379,983	379,983	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		379,983	362,527	362,527	1/1/2026
	HaystacksAI, Inc. Subtotal					759,966	742,510	742,510
	Hoken Holdings Inc.		Senior Secured	13.0%		552,873	511,033	511,033	5/1/2026
	Journey Builders, Inc.		Senior Secured	12.5%		941,730	907,773	907,773	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,774,589	6,774,589	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		730,049	703,377	703,377	10/1/2025
	Overalls, Inc.		Senior Secured	15.5%		214,791	214,791	214,791	4/1/2026
	Overalls, Inc.		Senior Secured	13.5%		427,995	403,999	403,999	4/1/2026
	Overalls, Inc. Subtotal					642,786	618,790	618,790
	Parkoursc, Inc.		Senior Secured	12.0%		153,549	153,135	153,135	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		400,737	395,440	395,440	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,108,315	1,093,861	1,093,861	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		167,673	141,294	141,294	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,676,725	1,630,595	1,630,595
	Safe Securities Inc.		Senior Secured	11.5%		3,222,225	3,156,371	3,156,371	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		722,162	714,387	714,387	4/1/2026
	Safe Securities Inc. Subtotal					3,944,387	3,870,758	3,870,758
	SF Insuretech, Inc.		Senior Secured	13.5%		988,366	988,366	988,366	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,749,276	1,567,549	1,567,549	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		556,950	551,806	551,806	8/1/2024
	SF Insuretech, Inc.		Senior Secured	13.5%		988,036	988,036	988,036	9/1/2026
	SF Insuretech, Inc. Subtotal					4,282,628	4,095,757	4,095,757
	Swiftly Systems, Inc.		Senior Secured	11.5%		774,228	763,906	763,906	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,099,221	1,060,989	1,060,989	10/1/2024
	Swiftly Systems, Inc. Subtotal					1,873,449	1,824,895	1,824,895
	Terragon, Inc. ** ^		Senior Secured	12.0%		37,771	36,648	36,648	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		640,721	629,950	568,677	6/1/2026
	Truthset, Inc.		Senior Secured	12.5%		214,538	202,209	202,209	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,421,621	1,304,557	1,304,557	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,075,671	1,021,467	1,021,467	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,075,671	1,056,293	1,056,293	6/1/2026
	Vesta Housing, Inc. Subtotal					2,151,342	2,077,760	2,077,760
	WorkRails, Inc.		Senior Secured	12.0%		455,117	340,563	168,083	*
Software Total		21.9%				$42,624,016	$41,036,033	$40,802,280

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$6,794,174	$6,510,840	$6,510,840	1/1/2026
	Klar Holdings Limited ** ^		Senior Secured	12.0%		281,839	279,518	279,518	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	534,742	532,713	532,713	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		2,979,414	2,880,436	2,880,436	8/1/2025
	Klar Holdings Limited Subtotal ** ^					3,795,995	3,692,667	3,692,667
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,385	2,537,799	*
Technology Services Total		6.8%				$14,572,469	$13,985,892	$12,741,306

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$69,648	$69,428	$69,428	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		69,613	69,099	69,099	6/1/2024
	AirVine Scientific, Inc. Subtotal					139,261	138,527	138,527
	Juvo Mobile, Inc. **		Senior Secured	15.5%		472,221	463,655	463,655	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,413,102	1,359,724	1,359,724	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,885,323	1,823,379	1,823,379
	MeshPlusPlus, Inc.		Senior Secured	12.5%		28,325	28,235	28,235	6/1/2024
Wireless Total		1.1%				$2,052,909	$1,990,141	$1,990,141

	Grand Total	135.8%				$327,848,900	$306,521,394	$253,366,444

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	14.3%	$26,677,289	$26,677,289
Total Cash Equivalents		14.3%	$26,677,289	$26,677,289

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$2,120,964	$—	$2,120,964
Total Derivative Instruments				$50,000,000	$2,120,964	$—	$2,120,964
*As of March 31, 2024, loans with a cost basis of $90.0 million and a fair value of $38.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2024, 12.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(e) The unrealized appreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

    As of March 31, 2024, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$4,034,272	$3,915,776	$3,915,776	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		462,427	450,632	450,632	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		855,052	842,954	842,954	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,281,930	1,270,942	1,270,942	12/1/2024
	GLO Pharma, Inc. Subtotal					2,136,982	2,113,896	2,113,896
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$10,032,154	$9,733,622	$9,733,622

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$225,469	$224,872	$224,872	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		901,528	896,305	896,305	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		13,521,618	13,193,287	13,193,287	3/1/2026
	Canary Connect, Inc. Subtotal					14,648,615	14,314,464	14,314,464
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,515	1,001,515	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,054	2,052,054
Computers & Storage Total		8.7%				$16,748,895	$16,366,518	$16,366,518

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,687,334	$3,687,334	*
Enterprise Networking Total		2.0%				$5,404,212	$3,687,334	$3,687,334

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,762,966	$2,801,583	11/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,739	153,231	153,231	7/1/2025
	Ainsly, Inc. Subtotal ** ^					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Good Counsel, LLC		Senior Secured	12.3%		2,707,456	2,431,880	2,431,880	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,997,442	2,790,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		94,770	76,620	71,768	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,245,475	1,201,210	1,201,210	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		3,389,495	3,271,244	3,271,244	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	Residently USA, LLC ** ^		Senior Secured	12.0%		422,364	389,326	389,326	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,769,455	5,446,191	5,446,191	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,145,286	1,139,192	1,139,192	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170
Internet Total		24.6%				$58,736,306	$53,735,974	$46,464,670

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	CytoVale, Inc.		Senior Secured	12.0%		1,217,661	1,205,201	1,205,201	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,932,603	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		222,648	217,849	217,849	6/1/2024
	Siren Care, Inc.		Senior Secured	13.5%		606,861	604,374	604,374	1/1/2025
Medical Devices Total		1.1%				$12,445,912	$11,306,777	$2,027,424

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$3,204,172	$3,083,630	$3,083,630	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		690,974	688,087	688,087	6/1/2024
	Grayce, Inc.		Senior Secured	11.8%		215,439	213,798	213,798	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		327,838	322,236	322,236	9/1/2024
	Grayce, Inc. Subtotal					1,207,948	1,167,943	1,167,943
	Hello Heart Inc.		Senior Secured	11.0%		440,421	434,449	434,449	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,250,622	1,242,667	1,242,667	6/1/2025
	Hello Heart Inc. Subtotal					1,691,043	1,677,116	1,677,116
	Honeybee Health, Inc.		Senior Secured	11.0%		1,503,502	1,438,883	1,438,883	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	Oula Health, Inc.		Senior Secured	12.0%		56,647	56,322	56,322	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		90,275	89,868	89,868	7/1/2024
	Oula Health, Inc. Subtotal					146,922	146,190	146,190
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		1,777,402	1,753,942	1,753,942	2/1/2027
	Tia, Inc.		Senior Secured	11.8%		371,042	364,011	364,011	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		818,984	815,087	815,087	9/1/2024
	Tia, Inc. Subtotal					1,190,026	1,179,098	1,179,098
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	588,211	553,968	1/1/2026
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		8.0%				$19,749,675	$18,916,257	$15,167,781

Other Technology
	8i Corporation		Senior Secured	12.0%		$390,777	$386,909	$243,768	10/1/2025
	Aclima, Inc.		Senior Secured	12.0%		321,219	298,126	298,126	*
	Airspeed, Inc.		Senior Secured	11.0%		532,573	505,660	505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	970,983	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	127,662	*
	BloomTech Inc.		Senior Secured	11.3%		267,698	267,698	267,698	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	724,173	649,416	9/1/2024
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025
	Candy Club Holdings, Inc.		Senior Secured	12.0%		6,166,737	5,802,074	1,550,346	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,246,061	1,246,061	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited Subtotal ** ^					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,344	2,369,344	5/1/2026
	EasyKnock, Inc. Subtotal					6,386,739	6,148,488	6,148,488
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					3,140,216	3,035,867	3,035,867
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Hadrian Automation, Inc.		Senior Secured	11.5%		1,366,697	1,342,175	1,342,175	2/1/2025
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,143,133	2,109,187	2,109,187	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,780,792	3,708,955	3,708,955	6/1/2025
	Higher Ground Education, Inc. Subtotal					5,923,925	5,818,142	5,818,142
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		644,888	635,125	635,125	7/1/2024
	Hyphen Technologies, Inc. Subtotal					3,382,231	3,279,266	3,279,266
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		935,240	900,588	900,588	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,411,295	1,339,519	1,339,519
	Mavenform, Inc.		Senior Secured	11.0%		375,896	372,103	372,103	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		221,127	218,898	218,898	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		313,405	310,943	310,943	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		986,918	966,038	966,038	7/1/2025
	Mavenform, Inc. Subtotal					1,897,346	1,867,982	1,867,982
	Merlin Labs, Inc.		Senior Secured	11.0%		1,606,760	1,570,011	1,570,011	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		904,417	894,738	894,738	10/1/2024
	Momentus Space LLC **		Senior Secured	12.0%		2,292,963	2,285,030	2,285,030	2/1/2024
	Natomas Labs, Inc.		Senior Secured	13.3%		4,407,183	4,167,612	4,167,612	9/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,028	150,032	150,032	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,109	150,780	150,780	2/1/2024
	OnePointOne, Inc. Subtotal					302,137	300,812	300,812
	Phase Four, Inc.		Senior Secured	11.5%		645,144	631,219	631,219	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		690,634	682,050	682,050	8/1/2025
	Phase Four, Inc. Subtotal					1,335,778	1,313,269	1,313,269
	Plant Prefab, Inc.		Senior Secured	11.0%		789,927	784,016	784,016	11/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		873,346	858,280	858,280	8/1/2024
	Plant Prefab, Inc. Subtotal					2,899,636	2,816,407	2,816,407
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Privoro Holdings, Inc.		Senior Secured	12.0%		275,766	273,403	273,403	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,184	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,132
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Setex Technologies, Inc.		Senior Secured	12.3%		367,247	356,513	356,513	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,672,341	1,636,131	1,636,131
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. Subtotal ** ^					2,500,000	2,406,876	2,406,876
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	12,816,811	*
	The Farm Project, PBC.		Senior Secured	12.0%		2,617,147	2,575,221	2,575,221	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		758,271	731,681	731,681	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,912	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,692	658,160
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,816	1,101,946	1,101,946	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,412	1,102,605	1,102,605	6/1/2024
	Umbra Lab, Inc. Subtotal					6,938,416	6,788,017	6,788,017
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,362,429	1,362,429	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	498,994	*
	World Wrapps II, Inc.		Senior Secured	12.0%		111,028	105,072	105,072	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,036	111,036	111,036	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,166	111,166	111,166	6/1/2024
	World Wrapps II, Inc. Subtotal					333,230	327,274	327,274
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		75.8%				$178,296,191	$167,462,148	$142,995,711

Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,762,565	$1,762,565	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,849,098	1,849,098	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,722	*
Security Total		2.0%				$5,805,940	$5,278,361	$3,769,643

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Afero, Inc.		Senior Secured	12.3%		95,118	94,408	94,408	1/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		134,312	133,684	130,791	8/1/2024
	Bizly, Inc.		Senior Secured	12.5%		1,636,661	1,600,527	1,600,527	12/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,432	1,139,432	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp. Subtotal					2,110,579	2,039,115	2,039,115
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		453,850	445,992	445,992	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	Grokker, Inc. Subtotal					857,323	839,578	839,578
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,162	376,162	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,651	743,651
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.0%		226,953	226,084	226,084	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841
	Safe Securities Inc.		Senior Secured	11.5%		797,813	788,287	788,287	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		3,707,507	3,620,387	3,620,387	9/1/2025
	Safe Securities Inc. Subtotal					4,505,320	4,408,674	4,408,674
	SF Insuretech, Inc.		Senior Secured	13.5%		988,750	988,750	988,750	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,920,296	1,701,661	1,701,661	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		878,326	866,253	866,253	8/1/2024
	SF Insuretech, Inc.		Senior Secured	13.5%		988,431	988,431	988,431	9/1/2026
	SF Insuretech, Inc. Subtotal					4,775,803	4,545,095	4,545,095
	Swiftly Systems, Inc.		Senior Secured	11.5%		992,459	975,741	975,741	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,548,309	1,475,261	1,475,261	10/1/2024
	Swiftly Systems, Inc. Subtotal					2,540,768	2,451,002	2,451,002
	Terragon, Inc. ** ^		Senior Secured	12.0%		93,038	87,637	87,637	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	Truthset, Inc.		Senior Secured	12.5%		316,907	291,452	291,452	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,411	1,113,411	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,608	2,268,608
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
	Workspot, Inc.		Senior Secured	12.0%		112,755	112,008	112,008	3/1/2024
Software Total		23.7%				$46,877,344	$44,992,291	$44,687,949

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$927,277	$910,395	$910,395	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,569	600,569	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,770,172	1,733,026	1,733,026	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc. Subtotal					8,846,716	8,363,274	8,363,274

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	12.0%		555,388	547,459	547,459	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	798,776	794,348	794,348	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Klar Holdings Limited Subtotal ** ^					4,810,013	4,664,879	4,664,879
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	2,537,800	*
Technology Services Total		8.2%				$17,639,029	$16,810,539	$15,565,953

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$137,457	$136,703	$136,703	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		137,388	135,628	135,628	6/1/2024
	AirVine Scientific, Inc. Subtotal					274,845	272,331	272,331
	Juvo Mobile, Inc. **		Senior Secured	15.5%		500,000	489,833	489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. Subtotal **					2,000,000	1,926,223	1,926,223
	MeshPlusPlus, Inc.		Senior Secured	12.5%		84,976	84,148	84,148	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		55,783	55,474	55,474	6/1/2024
	MeshPlusPlus, Inc. Subtotal					140,759	139,622	139,622
Wireless Total		1.2%				$2,415,604	$2,338,176	$2,338,176

	Grand Total	160.5%				$374,151,262	$350,627,997	$302,804,781

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	11.1%	$21,017,408	$21,017,408
Total Cash Equivalents		11.1%	$21,017,408	$21,017,408

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$2,187,231	$—	$2,187,231
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	861,946	—	861,946
Total Derivative Instruments				$140,000,000	$3,049,177	$—	$3,049,177

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

(e) The unrealized appreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

    As of December 31, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2024, the Fund held 26,677,289 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.20% and $659,097 in cash, which together represented 14.65% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 21,017,408 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $500,000 in cash, which together represented 11.40% of the net assets of the Fund.

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

As of March 31, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $253.4 million and $302.8 million, respectively (or 87.8% and 90.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule, causing a change in the effective interest rate.
As of March 31, 2024 and December 31, 2023, loans with a cost basis of $90.0 million and $77.7 million and a fair value of $38.8 million and $32.9 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

The interest rate collar instrument is contractually scheduled to terminate on June 30, 2025.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended
Performing Loans	March 31, 2024	March 31, 2023
Weighted-Average Interest Rate – Cash	13.78%	12.93%
Weighted Average Interest Rate – Non-Cash	3.30%	3.23%
Weighted-Average Interest Rate	17.08%	16.16%

	For the Three Months Ended
All Loans	March 31, 2024	March 31, 2023
Weighted-Average Interest Rate – Cash	12.15%	12.51%
Weighted Average Interest Rate – Non-Cash	2.90%	3.13%
Weighted-Average Interest Rate	15.05%	15.64%

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

All loans as of March 31, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$8,257,558	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	13,727,323	Hypothetical market analysis	Hypothetical market coupon rate	14% - 15%	14%
Enterprise Networking	3,593,104	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	43,600,799	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	646,383	Hypothetical market analysis	Hypothetical market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	12,980,087	Hypothetical market analysis	Hypothetical market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Other Technology	111,808,271	Hypothetical market analysis	Hypothetical market coupon rate	11% - 54%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	3,219,192	Hypothetical market analysis	Hypothetical market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	40,802,280	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	25% - 75%^
Technology Services	12,741,306	Hypothetical market analysis	Hypothetical market coupon rate	16%	16%
		Asset Recovery	Probability weighing of alternative outcomes	10% - 60%*
Wireless	1,990,141	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	16%
Total Loan Investments	$253,366,444
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$9,733,622	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%

Computers & Storage	16,366,518	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%

Enterprise Networking	3,687,334	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *

Internet	46,464,670	Hypothetical market analysis	Hypothetical market coupon rate	14% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	2,027,424	Hypothetical market analysis	Hypothetical market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Healthcare	15,167,781	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	18% - 100%^

Other Technology	142,995,711	Hypothetical market analysis	Hypothetical market coupon rate	11% - 74%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	3,769,643	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	44,687,949	Hypothetical market analysis	Hypothetical market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 80%^

Technology Services	15,565,953	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60%*

Wireless	2,338,176	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%
Total Loan Investments	$302,804,781

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis:

As of March 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$253,366,444	$253,366,444
Derivative assets	—	2,120,964	—	2,120,964
Cash equivalents	26,677,289	—	—	26,677,289
Total	$26,677,289	$2,120,964	$253,366,444	$282,164,697

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$100,000,000	$—	$100,000,000
Total	$—	$100,000,000	$—	$100,000,000

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$302,804,781	$302,804,781
Derivative assets	—	3,049,177	—	3,049,177
Cash equivalents	21,017,408	—	—	21,017,408
Total	$21,017,408	$3,049,177	$302,804,781	$326,871,366

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$142,500,000	$—	$142,500,000
Total	$—	$142,500,000	$—	$142,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2024
	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	496,047	266,643	75,814	300,000
Principal payments on loans, net of accretion	(44,602,650)	—	—	—
Distributions to shareholder	—	(266,643)	(75,814)	(300,000)
Net change in unrealized loss from loans	(5,331,734)	—	—	—
Ending balance	$253,366,444	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2024	$(5,331,734)

	For the Three Months Ended March 31, 2023
	Loans	Warrants
Beginning balance	$489,691,665	$—
Acquisitions and originations	16,500,000	964,382
Principal payments on loans, net of accretion	(42,005,888)	—
Distributions to shareholder	—	(964,382)
Net realized loss from loans	1,256	—
Net change in unrealized loss from loans	(210,275)	—
Ending balance	$463,976,758	$—
Net change in unrealized loss from loans relating to loans still held at March 31, 2023	$(210,275)

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

5.    CAPITAL STOCK

As of both March 31, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both March 31, 2024 and December 31, 2023, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash distributions	$3,542,000	$—
Distributions of equity securities	642,457	964,382
Total distributions to shareholder	$4,184,457	$964,382

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

On December 5, 2018, the required majority of the Fund’s Board, including a majority of its disinterested directors, unanimously determined it to be in the best interests of the Fund and its sole shareholder, the Company, to provide the Fund with maximum leverage flexibility, and approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act, which would double the Fund’s borrowing limits, subject to approval by the Company, as the sole shareholder, via the pass-through voting of its members. Thereafter, at a special meeting of shareholders held on April 24, 2019, the Fund’s sole shareholder, the Company, approved the proposal to apply the reduced asset coverage requirement to the Fund. The 150% asset coverage ratio became effective for the Fund on April 25, 2019. As of March 31, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 285% and 231%, respectively.

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

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The size of the facility as of March 31, 2024 was $149.9 million.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of March 31, 2024, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the First Amendment and Third Amendment, interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2024 and December 31, 2023, $100.0 million and $142.5 million, respectively, was outstanding under the facility.

As of March 31, 2024, the SOFR rate was as follows:

Overnight	5.3400%
Daily Simple SOFR	5.3100%
30-day Average SOFR	5.3224%
90-day Average SOFR	5.3506%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2024 and December 31, 2023, the remaining unamortized fees and costs of $1.1 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$100,000,000	$142,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$100,000,000	$142,500,000
(a)Inclusive of 2.85% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.
7.    MANAGEMENT FEE AND RELATED PARTIES
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

For the three months ended March 31, 2024 and 2023, Management Fees were calculated at 0.90% and 1.25% of the Company's committed capital, respectively.

Management Fees of $1.0 million and $1.4 million were recognized as expenses for the three months ended March 31, 2024 and 2023, respectively.

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
Intercreditor Agreements
    In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and, other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and, other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and, other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

8.    DERIVATIVE INSTRUMENTS

The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

Interest Rate Collar

The Fund has an interest rate collar derivative contract with Zions Bancorporation, N.A. dba California Bank & Trust with an effective date of May 31, 2022. The aggregate notional principal amount of the interest rate collar is $50.0 million, with a cap of 1.36% and floor of 0.42% on floating rate based upon a 1-Month USD-SOFR rate. The interest rate collar is expected to expire on June 30, 2025.

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023.

	Derivative Assets
Derivative Instruments	March 31, 2024	December 31, 2023
Interest rate collar	$2,120,964	$3,049,177

During the three months ended March 31, 2024, an interest rate collar contract with a notional amount of $90.0 million expired.

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations.

		For the Three Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	March 31, 2024	March 31, 2023
Interest rate collar	Net change in unrealized loss from derivative instruments	$(928,213)	$(2,031,229)
	Net realized gain from derivative instruments	$1,367,286	$1,605,037

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$2,120,964	$—	$—	$—	$2,120,964
Total	$2,120,964	$—	$—	$—	$2,120,964

	As of December 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$3,049,177	$—	$—	$—	$3,049,177
Total	$3,049,177	$—	$—	$—	$3,049,177
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.

There were no derivative liabilities as of March 31, 2024 and December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023:

Assets	As of March 31, 2024
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$306,521,394	$—	$(53,154,950)	$(53,154,950)
Derivative assets	—	2,120,964	—	2,120,964
Total	$306,521,394	$2,120,964	$(53,154,950)	$(51,033,986)

	As of December 31, 2023
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$350,627,997	$—	$(47,823,216)	$(47,823,216)
Derivative assets	—	3,049,177	—	3,049,177
Total	$350,627,997	$3,049,177	$(47,823,216)	$(44,774,039)

There was no unrealized appreciation or depreciation related to liabilities as of March 31, 2024 and December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2024 and 2023.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Total return**	1.11%	4.80%

Per share amounts:
Net asset value, beginning of period	$1,886.90	$2,682.12
Net investment income	69.55	135.13
Net realized and change in unrealized loss from loans and derivative instruments	(48.93)	(6.35)
Net increase in net assets resulting from operations	20.62	128.78
Distributions of income to shareholder	(41.84)	(9.64)
Net asset value, end of period	1,865.68	2,801.26
Net assets, end of period	186,568,411	$280,125,539

Ratios to average net assets:
Expenses*	8.62%	9.23%
Net investment income*	14.99%	20.14%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$125,625,000	$237,750,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding potential future impact of the Ukraine War, conflicts in the Middle East, worldwide inflation, rising interest rates and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2023 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, "Venture-Backed Companies"), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund elected to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if a sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.
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
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.
The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Rising Interest Rates and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the risk of a broader war in the Middle East, the current conflicts in Ukraine and the Middle East, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in the Red Sea) and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three Months Ended March 31, 2024 and 2023
Analysis of Interest Income
Total investment income for the three months ended March 31, 2024 and 2023 was $11.0 million and $19.7 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$246,820,486	$10,536,403	13.78%	3.30%	$461,422,594	$18,637,597	12.93%	3.23%
All Loans	$280,963,774	$10,567,302	12.15%	2.90%	$476,780,467	$18,637,597	12.51%	3.13%
Interest income for both performing loans and all loans decreased by $8.1 million or 43.5% and 43.3%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $214.6 million and $195.8 million, or 46.5% and 41.1%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$125,625,000	$2,795,893	8.90%	$237,750,000	$4,549,023	7.65%
Interest expense decreased by $1.8 million or 38.5%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $112.1 million or 47.2% for the three months ended March 31, 2024 compared to the same period in 2023.
The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2024 and 2023.

Operating Expense	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023	Change ($)
Management Fees	$1,035,000	$1,437,500	$(402,500)
Banking and professional fees	$106,000	$175,489	$(69,489)
Other operating expenses	$61,867	$30,392	$31,475
Total Operating Expense	$1,202,867	$1,643,381	$(440,514)
For the period from January 1, 2024 through March 31, 2024, Management Fees were calculated at 0.90% of the Company's committed capital. For the same period in 2023, Management Fees were calculated at 1.25% of the Company's committed capital.
Banking and professional fees decreased by $0.1 million or 39.6% for the three months ended March 31, 2024 compared to the same period in 2023. Decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans.

Other operating expenses did not materially increase for the three months ended March 31, 2024 compared to the same period in 2023. These expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2024 and 2023 totaled $0.1 million and $0.8 million, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2024 and 2023 was $7.0 million and $13.5 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gain from loans was $0 and was less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Realized gains consisted of recoveries from loans that were written off.

Net realized gain from derivative instruments was $1.4 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans was $5.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.9 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended March 31, 2024 and 2023 was $2.1 million and $12.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2024 and 2023 was $20.63 and $128.78, respectively.

Liquidity and Capital Resources – March 31, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both March 31, 2024 and December 31, 2023, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of March 31, 2024 and December 31, 2023. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net cash provided by operating activities	$50,493,692	$38,225,925
Net cash used in financing activities	(44,674,714)	(7,394,963)
Net increase in cash and cash equivalents	$5,818,978	$30,830,962

As of March 31, 2024 and December 31, 2023, 14.65% and 11.40%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On December 20, 2018, the Fund entered into a syndicated loan agreement led by MUFG Union Bank, N.A., Wells Fargo Securities, LLC and ING Capital LLC, with participation from Zions Bancorporation, N.A., doing business as California Bank & Trust, Bank Leumi USA, Umpqua Bank, HSBC Bank USA, N.A., and First Bank that established a secured revolving loan facility in an initial amount of up to $200.0 million with the option to request that borrowing availability be increased up to $400.0 million, subject to further negotiation and credit approval. On March 18, 2021, the Fund entered into an Amendment to the Loan and Security Agreement with MUFG Union Bank, N.A., Wells Fargo Securities, LLC, Wells Fargo Bank, N.A. and ING Capital, LLC, with participation from TIAA, FSB, Bank Leumi USA, HSBC Bank USA, N.A., Umpqua Bank, Zions Bancorporation, N.A., doing business as California Bank & Trust, Hitachi Capital America Corp, First Bank, and Bank of Hope, that increased the size of the facility to $350.0 million and extended the term of the facility (the “Amended and Restated Loan and Security Agreement”). On May 17, 2022, the Fund entered into a First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with lenders named therein. The First Amendment provides for, among other modifications (i) an increase in the size of the facility to $400.0 million, (ii) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (iii) conversion of an existing LIBOR Market Index Rate Loan to a Daily Simple SOFR Rate Loan. On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The size of the facility as of March 31, 2024 was $149.9 million.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2024, $100.0 million was outstanding under the facility.

For the three months ended March 31, 2024 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0.5 million for the three months ended March 31, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $49.4 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
March 31, 2024	$1,088.5 million	$835.1 million	$253.4 million
December 31, 2023	$1,088.0 million	$785.3 million	$302.8 million

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

As of March 31, 2024, the Fund had a cash balance of $27.3 million and approximately $135.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2024, the Fund’s asset coverage ratio was 285%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2024, the outstanding debt balance was $100.0 million at a floating interest rate based on a Daily Simple SOFR Rate of 5.31%, for which the Fund had derivative instruments in place with a ceiling of 1.36% on $50.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2024. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(136,682)	$(250,000)	$500,000	$113,318
1%	$273,364	$500,000	$(1,000,000)	$(226,636)
2%	$546,728	$1,000,000	$(2,000,000)	$(453,272)
3%	$820,092	$1,500,000	$(3,000,000)	$(679,908)
4%	$1,093,455	$2,000,000	$(4,000,000)	$(906,545)
5%	$1,366,819	$2,500,000	$(5,000,000)	$(1,133,181)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund’s 2023 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 13, 2024		Date:	May 13, 2024