Form 10-Q
period 2024-06-30
Venture Lending & Leasing IX, Inc.
filed 2024-08-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2024
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of June 30, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $258,012,344 and $350,627,997, respectively)	$203,128,872	$302,804,781
Derivative assets	1,771,047	3,049,177
Cash and cash equivalents	9,310,205	21,517,408
Dividend and interest receivables	2,303,003	3,869,697
Other assets	1,857,711	2,233,766
Total assets	218,370,838	333,474,829

LIABILITIES
Borrowings under debt facility	85,000,000	142,500,000
Accrued management fees	1,035,000	1,035,000
Accounts payable and other accrued liabilities	769,621	1,249,996
Total liabilities	86,804,621	144,784,996

NET ASSETS	$131,566,217	$188,689,833

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(221,298,068)	(172,512,838)
Total distributable losses	(54,260,715)	(45,922,329)
Net assets (equivalent to $1,315.66 and $1,886.90 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$131,566,217	$188,689,833

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

INVESTMENT INCOME:
Interest on loans	$9,949,966	$20,420,140	$20,517,268	$39,057,737
Other income	186,623	458,242	573,777	1,525,886
Total investment income	10,136,589	20,878,382	21,091,045	40,583,623

EXPENSES:
Management fees	1,035,000	1,437,500	2,070,000	2,875,000
Interest expense	2,119,526	4,700,873	4,915,419	9,249,896
Banking and professional fees	215,200	25,167	321,200	200,656
Other operating expenses	165,707	64,605	227,573	94,996
Total expenses	3,535,433	6,228,145	7,534,192	12,420,548
Net investment income	6,601,156	14,650,237	13,556,853	28,163,075

Net realized gain (loss) from loans	(4,482,099)	—	(4,482,099)	1,256
Net realized gain from derivative instruments	500,222	4,086,256	1,867,508	5,691,293
Net change in unrealized loss from loans	(1,728,521)	(1,997,316)	(7,060,256)	(2,207,591)
Net change in unrealized loss from derivative instruments	(349,917)	(2,276,959)	(1,278,130)	(4,308,189)
Net realized and change in unrealized loss from loans and derivative instruments	(6,060,315)	(188,019)	(10,952,977)	(823,231)

Net increase in net assets resulting from operations	$540,841	$14,462,218	$2,603,876	$27,339,844

Amounts per common share:
Net increase in net assets resulting from operations per share	$5.41	$144.62	$26.04	$273.40
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2023	100,000	$100	$407,124,900	$(116,194,481)	$(10,804,980)	$280,125,539
Net increase in net assets resulting from operations	—	—	—	—	14,462,218	14,462,218
Distribution of income to shareholder	—	—	—	—	(32,891,242)	(32,891,242)
Return of capital to shareholder	—	—	—	(16,820,284)	—	(16,820,284)
Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231

Balance at March 31, 2024	100,000	$100	$407,124,900	$(172,512,838)	$(48,043,751)	$186,568,411
Net increase in net assets resulting from operations	—	—	—	—	540,841	540,841
Distribution of income to shareholder	—	—	—	—	(6,757,805)	(6,757,805)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217

Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	27,339,844	27,339,844
Distribution of income to shareholder	—	—	—	—	(33,855,624)	(33,855,624)
Return of capital to shareholder	—	—	—	(16,820,284)	—	(16,820,284)
Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231

Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	2,603,876	2,603,876
Distributions of income to shareholder	—	—	—	—	(10,942,262)	(10,942,262)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,603,876	$27,339,844
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized (gain) loss from loans	4,482,099	(1,256)
Net realized gain from derivative instruments	(1,867,508)	(5,691,293)
Net change in unrealized loss from loans	7,060,256	2,207,591
Net change in unrealized loss from derivative instruments	1,278,130	4,308,189
Amortization of deferred costs related to borrowing facility	281,011	531,983
Origination of loans	(545,652)	(25,312,500)
Principal payments on loans, net of accretion	79,993,714	104,585,880
Acquisition of equity securities	—	(720,230)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,566,694	1,304,168
Net decrease in other assets	95,044	1,151,503
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(480,375)	(1,333,159)
Net cash provided by operating activities	94,467,289	108,370,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(51,042,000)	(47,996,000)
Borrowings under debt facility	—	6,500,000
Repayments of borrowings under debt facility	(57,500,000)	(68,500,000)
Payments received from derivative instruments	1,867,508	5,691,293
Net cash used in financing activities	(106,674,492)	(104,304,707)

Net increase (decrease) in cash and cash equivalents	(12,207,203)	4,066,013

CASH AND CASH EQUIVALENTS:
Beginning of period	21,517,408	7,074,657
End of period	$9,310,205	$11,140,670

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$5,091,986	$8,780,980
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$8,685,492	$2,679,908
Receipt of equity securities as repayment of loans	$8,685,492	$1,959,678

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$2,767,324	$2,710,800	$2,710,800	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		255,803	252,012	252,012	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		657,713	654,643	654,643	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		438,697	435,311	435,311	12/1/2024
	GLO Pharma, Inc. Subtotal					1,096,410	1,089,954	1,089,954
	Ukko Inc.		Senior Secured	11.5%		2,771,658	2,675,509	2,675,509	5/1/2026
Biotechnology Total		5.1%				$6,891,195	$6,728,275	$6,728,275

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$10,816,461	$10,607,272	$10,607,272	3/1/2026
	Proto, Inc.		Senior Secured	12.5%		787,171	759,952	759,952	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		788,234	788,234	788,234	10/1/2025
	Proto, Inc. Subtotal					1,575,405	1,548,186	1,548,186
Computers & Storage Total		9.2%				$12,391,866	$12,155,458	$12,155,458

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,498,874	$3,498,874	*
Enterprise Networking Total		2.6%				$5,404,212	$3,498,874	$3,498,874

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,849,673	$1,953,499	*
	D2C Store, Inc.		Senior Secured	10.0%		1,405,572	1,042,688	1,042,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		2,190,280	2,008,965	2,008,965	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,979,442	2,772,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		70,290	47,349	42,497	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,227,364	6,994,857	6,994,857	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,015,973	994,158	994,158	1/1/2025
	Pixalate, Inc.		Senior Secured	12.5%		2,183,803	2,133,564	2,133,564	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		10,669,695	10,174,201	10,174,201	7/1/2026
	Residently USA, LLC ** ^		Senior Secured	12.0%		417,588	393,365	393,365	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,550,474	5,350,114	5,350,114	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,587,985	257,839	*
	Verishop, Inc.		Senior Secured	12.6%		590,617	588,904	588,904	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		199,811	199,811	199,811	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		199,681	186,278	186,278	5/1/2026
	Vinvesto, Inc. Subtotal					399,492	386,089	386,089
Internet Total		26.7%				$47,206,128	$43,284,465	$35,092,930

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,809	—	*
	Siren Care, Inc.		Senior Secured	13.5%		463,855	462,697	462,697	1/1/2025
Medical Devices Total		0.4%				$10,862,597	$9,752,256	$462,697

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$1,885,409	$1,841,977	$1,841,977	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		117,926	60,537	60,537	9/1/2024
	Grayce, Inc.		Senior Secured	14.0%		528,877	508,211	508,211	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Grayce, Inc.		Senior Secured	11.8%		110,867	110,407	110,407	12/1/2024
	Grayce, Inc.		Senior Secured	11.8%		112,489	111,707	111,707	9/1/2024
	Grayce, Inc. Subtotal					752,233	730,325	730,325
	Hello Heart Inc.		Senior Secured	11.0%		856,352	852,585	852,585	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		1,102,908	1,067,832	1,067,832	9/1/2025
	Julie Products Inc.		Senior Secured	13.0%		591,850	570,975	570,975	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		339,731	333,638	333,638	6/1/2026
	Julie Products Inc.		Senior Secured	15.3%		314,942	309,557	309,557	4/1/2026
	Julie Products Inc. Subtotal					1,246,523	1,214,170	1,214,170
	KBS, Inc.		Senior Secured	14.0%		206,828	193,161	193,161	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	13.5%		367,430	353,842	353,842	3/1/2026
	Open Inc.		Senior Secured	14.8%		368,986	364,798	364,798	3/1/2026
	Open Inc. Subtotal					736,416	718,640	718,640
	Oula Health, Inc.		Senior Secured	12.0%		13,285	13,269	13,269	7/1/2024
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		470,581	458,481	458,481	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		2,323,054	2,320,635	2,320,635	*
	Tia, Inc.		Senior Secured	11.8%		281,012	280,471	280,471	9/1/2024
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	599,197	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		198,898	183,809	183,809	5/1/2026
Other Healthcare Total		8.0%				$13,127,464	$12,563,704	$10,535,089

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		1,101,447	1,008,180	1,008,180	5/1/2027
	Azumo, Inc.		Senior Secured	12.8%		1,005,484	956,933	956,933	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	970,984	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	125,523	*
	BloomTech Inc.		Senior Secured	11.3%		283,113	283,113	283,113	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	650,406	650,406	6/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,088,694	*
	Candy Club Holdings, Inc.		Senior Secured	8.5%		750,000	734,522	734,522	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,265,003	1,265,003	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,693,807	—	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	14.0%		184,027	181,759	181,759	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	490,972	490,972	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		476,470	461,389	461,389	12/1/2025
	Creoate Limited Subtotal ** ^					1,160,497	1,134,120	1,134,120
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*
	Digital. Thing(s), Inc.		Senior Secured	12.0%		390,777	321,868	321,868	10/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,950,130	2,970,310	2,797,875	*
	Fanimal, Inc.		Senior Secured	11.8%		375,000	367,213	367,213	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		274,318	270,193	270,193	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		149,707	137,063	137,063	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		232,444	228,131	228,131	3/1/2027
	Fanimal, Inc. Subtotal					1,031,469	1,002,600	1,002,600
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	266,176	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,262,572	1,250,394	1,250,394	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,598,025	2,563,752	2,563,752	6/1/2025
	Higher Ground Education, Inc. Subtotal					3,860,597	3,814,146	3,814,146
	Hint, Inc.		Senior Secured	12.0%		3,263,186	3,061,924	3,061,924	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		536,867	423,869	423,869	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Hyphen Technologies, Inc.		Senior Secured	12.0%		94,900	94,534	94,534	7/1/2024
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,189,518	2,130,100	2,130,100	3/1/2026
	Hyphen Technologies, Inc. Subtotal					2,284,418	2,224,634	2,224,634
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,509,376	1,477,132	1,477,132	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		562,348	551,101	551,101	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		954,045	908,314	908,314	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		450,116	438,864	438,864	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,374,198	1,352,100	1,352,100	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,469,721	1,419,970	1,419,970	3/1/2026
	LendTable Inc. Subtotal					2,843,919	2,772,070	2,772,070
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		317,278	284,861	284,861	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		942,906	929,753	929,753	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,260,184	1,214,614	1,214,614
	Mavenform, Inc.		Senior Secured	11.5%		214,855	213,687	213,687	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		693,538	683,126	683,126	7/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		280,744	278,627	278,627	10/1/2025
	Mavenform, Inc. Subtotal					1,189,137	1,175,440	1,175,440
	Merlin Labs, Inc.		Senior Secured	11.0%		1,100,215	1,082,752	1,082,752	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		372,149	370,314	370,314	10/1/2024
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		296,330	431,799	431,799	12/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		327,042	303,594	303,594	*
	Plant Prefab, Inc.		Senior Secured	11.8%		2,899,635	2,797,136	2,797,136	6/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		58,823	58,132	58,132	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		100,538	97,002	97,002	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		84,144	77,399	77,399	1/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		99,710	97,121	97,121	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		71,368	70,358	70,358	10/1/2025
	PlantBaby, Inc. Subtotal					414,583	400,012	400,012
	Platform Science, Inc.		Senior Secured	12.5%		3,505,772	3,354,061	3,354,061	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		3,661,782	3,623,245	3,623,245	3/1/2026
	Platform Science, Inc. Subtotal					7,167,554	6,977,306	6,977,306
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,671,762	8,671,762	12/1/2027
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		597,871	594,287	594,287	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		765,808	745,654	745,654	4/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,363,679	1,339,941	1,339,941
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	492,012	492,012	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,710,372	1,653,549	1,653,549	7/1/2026
	Supplant, Inc. Subtotal ** ^					2,210,372	2,145,561	2,145,561
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	11,841,002	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,272,202	2,241,028	1,904,889	6/1/2026
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		260,497	256,752	256,752	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		756,281	740,314	740,314	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	—	*
	Umbra Lab, Inc.		Senior Secured	13.5%		3,829,039	3,741,640	3,741,640	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,214,126	1,214,126	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		269,386	265,361	265,361	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		272,381	269,653	269,653	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		453,904	441,568	441,568	4/1/2025
	Wellth, Inc. Subtotal					726,285	711,221	711,221
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	336,687	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		248,985	240,414	240,414	*
	Zimeno Inc.		Senior Secured	11.5%		5,887,584	5,805,543	5,805,543	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,167,326	4,034,846	4,034,846	1/1/2026
	Zimeno Inc. Subtotal					10,054,910	9,840,389	9,840,389
Other Technology Total		68.2%				$130,204,581	$121,372,545	$89,703,030

Security
	Axiado Corporation		Senior Secured	10.5%		$1,380,050	$1,331,510	$1,331,510	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,380,050	1,380,041	1,380,041	10/1/2025
	Axiado Corporation Subtotal					2,760,100	2,711,551	2,711,551
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,722	*
Security Total		2.1%				$4,758,617	$4,270,991	$2,762,273

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,415,154	$1,345,722	$1,345,722	10/1/2026
	BackboneAI Inc.		Senior Secured	12.3%		82,500	82,263	—	*
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,584,395	1,584,395	3/1/2027
	BlueCart, Inc.		Senior Secured	14.8%		176,792	173,624	173,624	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,051,732	1,012,498	1,012,498	2/1/2026
	BlueCart, Inc. Subtotal					1,228,524	1,186,122	1,186,122
	Canopy Technology Corp.		Senior Secured	15.0%		738,592	728,094	728,094	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		912,458	880,269	880,269	11/1/2025
	Canopy Technology Corp. Subtotal					1,651,050	1,608,363	1,608,363
	Chowbus, Inc.		Senior Secured	12.0%		1,608,079	1,539,183	1,539,183	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		440,082	440,079	440,079	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,093,830	1,054,293	1,054,293	7/1/2026
	Common Sun, Inc Subtotal					1,533,912	1,494,372	1,494,372
	Eskalera, Inc.		Senior Secured	12.0%		1,395,241	1,357,073	1,357,073	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		440,972	435,908	435,908	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		410,833	406,498	406,498	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		316,539	300,368	300,368	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		348,556	345,470	345,470	2/1/2026
	Form Remodel, Inc. Subtotal					1,516,900	1,488,244	1,488,244
	FutureProof Technologies, Inc.		Senior Secured	13.5%		826,379	788,201	788,201	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		280,061	276,988	276,988	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		326,004	319,587	319,587	4/1/2026
	Grokker, Inc. Subtotal					606,065	596,575	596,575
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	779,055	779,055	6/1/2027
	Hoken Holdings Inc.		Senior Secured	13.0%		496,918	463,158	463,158	5/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,972,400	6,692,655	6,692,655	4/1/2027
	Ocurate, Inc.		Senior Secured	11.5%		730,049	743,735	672,523	10/1/2025
	Overalls, Inc.		Senior Secured	13.5%		382,904	363,747	363,747	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		192,605	192,605	192,605	4/1/2026
	Overalls, Inc. Subtotal					575,509	556,352	556,352
	Parkoursc, Inc.		Senior Secured	12.0%		77,920	77,799	77,799	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		370,304	365,809	365,809	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,024,146	1,011,882	1,011,882	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		154,939	132,359	132,359	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,549,389	1,510,050	1,510,050
	Safe Securities Inc.		Senior Secured	11.5%		2,722,858	2,675,665	2,675,665	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		644,316	638,144	638,144	4/1/2026
	Safe Securities Inc. Subtotal					3,367,174	3,313,809	3,313,809
	SF Insuretech, Inc.		Senior Secured	13.5%		1,572,418	1,425,197	1,425,197	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		226,041	224,989	224,989	8/1/2024
	SF Insuretech, Inc.		Senior Secured	13.5%		903,475	903,475	903,475	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		960,229	960,229	960,229	11/1/2026
	SF Insuretech, Inc. Subtotal					3,662,163	3,513,890	3,513,890
	Swiftly Systems, Inc.		Senior Secured	11.5%		549,663	544,294	544,294	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		637,098	623,059	623,059	10/1/2024
	Swiftly Systems, Inc. Subtotal					1,186,761	1,167,353	1,167,353
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	Truthset, Inc.		Senior Secured	12.5%		108,936	105,279	92,711	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,405,884	1,307,491	1,307,491	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		970,037	954,358	954,358	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		970,037	926,075	926,075	6/1/2026
	Vesta Housing, Inc. Subtotal					1,940,074	1,880,433	1,880,433
	WorkRails, Inc.		Senior Secured	12.0%		432,693	318,063	318,063	*
Software Total		27.2%				$37,559,526	$36,263,364	$35,830,142

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	261,915	261,413	261,413	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		2,488,845	2,419,341	2,419,341	8/1/2025
	Klar Holdings Limited Subtotal ** ^					2,750,760	2,680,754	2,680,754
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	2,020,078	*
Technology Services Total		3.6%				$6,733,060	$6,463,140	$4,700,832

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,280,363	1,236,725	1,236,725	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		429,580	422,547	422,547	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,709,943	1,659,272	1,659,272
Wireless Total		1.3%				$1,709,943	$1,659,272	$1,659,272

	Grand Total	154.4%				$276,849,189	$258,012,344	$203,128,872

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	6.0%	$7,910,860	$7,910,860
Total Cash Equivalents		6.0%	$7,910,860	$7,910,860

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$1,771,047	$—	$1,771,047
Total Derivative Instruments				$50,000,000	$1,771,047	$—	$1,771,047
*As of June 30, 2024, loans with a cost basis of $93.6 million and a fair value of $39.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2024, 13.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of June 30, 2024, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2024, the Fund held 7,910,860 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.20% and $1,399,345 in cash, which together represented 7.08% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 21,017,408 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $500,000 in cash, which together represented 11.40% of the net assets of the Fund.

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

As of June 30, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $203.1 million and $302.8 million, respectively (or 93.0% and 90.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of June 30, 2024 and December 31, 2023, loans with a cost basis of $93.6 million and $77.7 million and a fair value of $39.1 million and $32.9 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-Average Interest Rate – Cash	16.83%	16.23%	15.07%	14.50%
Weighted Average Interest Rate – Non-Cash	4.08%	4.02%	3.63%	3.61%
Weighted-Average Interest Rate	20.91%	20.25%	18.70%	18.11%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-Average Interest Rate – Cash	14.06%	15.17%	12.99%	13.82%
Weighted Average Interest Rate – Non-Cash	3.39%	3.75%	3.11%	3.43%
Weighted-Average Interest Rate	17.45%	18.92%	16.10%	17.25%

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

All loans as of June 30, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2024 and 2023.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$6,728,275	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	15%
Computers & Storage	12,155,458	Hypothetical market analysis	Hypothetical market coupon rate	14% - 16%	14%
Enterprise Networking	3,498,874	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	35,092,930	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	462,697	Hypothetical market analysis	Hypothetical market coupon rate	14%*	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	10,535,089	Hypothetical market analysis	Hypothetical market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Other Technology	89,703,030	Hypothetical market analysis	Hypothetical market coupon rate	11% - 54%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	2,762,273	Hypothetical market analysis	Hypothetical market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	35,830,142	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	4,700,832	Hypothetical market analysis	Hypothetical market coupon rate	16%*	16%
		Asset Recovery	Probability weighing of alternative outcomes	33%*
Wireless	1,659,272	Hypothetical market analysis	Hypothetical market coupon rate	16%*	16%
Total Loan Investments	$203,128,872
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

The following tables present the balances of assets and liabilities as of June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

As of June 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$203,128,872	$203,128,872
Derivative assets	—	1,771,047	—	1,771,047
Cash equivalents	7,910,860	—	—	7,910,860
Total	$7,910,860	$1,771,047	$203,128,872	$212,810,779

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$85,000,000	$—	$85,000,000
Total	$—	$85,000,000	$—	$85,000,000

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$302,804,781	$302,804,781
Derivative assets	—	3,049,177	—	3,049,177
Cash equivalents	21,017,408	—	—	21,017,408
Total	$21,017,408	$3,049,177	$302,804,781	$326,871,366

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$142,500,000	$—	$142,500,000
Total	$—	$142,500,000	$—	$142,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$253,366,444	$—	$—	$—
Acquisitions and originations	49,605	621,071	4,451,390	2,970,574
Principal payments on loans, net of accretion	(44,076,557)	—	—	—
Distributions to shareholder	—	(621,071)	(4,451,390)	(2,970,574)
Net realized loss from loans	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(1,728,521)	—	—	—
Ending balance	$203,128,872	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2024	$(3,433,913)

	For the Six Months Ended June 30, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	545,652	887,714	4,527,204	3,270,574
Principal payments on loans, net of accretion	(88,679,206)	—	—	—
Distributions to shareholder	—	(887,714)	(4,527,204)	(3,270,574)
Net realized loss from loans	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(7,060,256)	—	—	—
Ending balance	$203,128,872	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2024	$(8,765,648)

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$463,976,758	$—	$489,691,665	$—
Acquisitions and originations	8,812,500	1,715,526	25,312,500	2,679,908
Principal payments on loans, net of accretion	(64,539,670)	—	(106,545,558)	—
Distributions to shareholder	—	(1,715,526)	—	(2,679,908)
Net realized loss from loans	—	—	1,256	—
Net change in unrealized loss from loans	(1,997,316)	—	(2,207,591)	—
Ending balance	$406,252,272	$—	$406,252,272	$—
Net change in unrealized loss from loans relating to loans still held at June 30, 2023	$(2,155,217)		$(2,892,362)

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

5.    CAPITAL STOCK

As of both June 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both June 30, 2024 and December 31, 2023, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash distributions	$51,042,000	$47,996,000
Distributions of equity securities	8,685,492	2,679,908
Total distributions to shareholder	$59,727,492	$50,675,908

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. BDCs are generally required to have an asset coverage of at least 200% but are permitted to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 254% and 231%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $129.5 million as of June 30, 2024.

On October 26, 2023, the Fund entered into Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of June 30, 2024, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2024 and December 31, 2023, $85.0 million and $142.5 million, respectively, was outstanding under the facility.

As of June 30, 2024, the SOFR rate was as follows:

Overnight	5.3300%
Daily Simple SOFR	5.3100%
30-day Average SOFR	5.3364%
90-day Average SOFR	5.3533%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2024 and December 31, 2023, the remaining unamortized fees and costs of $1.0 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$85,000,000	$142,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$85,000,000	$142,500,000
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

For the three and six months ended June 30, 2024 and 2023, Management Fees were calculated at 0.90% and 1.25% of the Company's committed capital, respectively.

Management Fees of $1.0 million and $1.4 million were recognized as expenses for the three months ended June 30, 2024 and 2023, respectively. Management Fees of $2.1 million and $2.9 million were recognized as expenses for the six months ended June 30, 2024 and 2023, respectively.

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
Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

    The Manager also served as the investment manager for Fund VIII.  So long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025, the Fund was able to invest in each portfolio company in which Fund VIII invested, subject to the approval of the Fund's Board. The Manager’s allocation process was designed to allocate investment opportunities fairly and equitably among the Fund and Fund VIII over time, and subject to board approval, was based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund VIII through March 31, 2021, which was the end of Fund VIII's investment period. Fund VIII was deregistered as a BDC with the Securities and Exchange Commission ( “SEC”) on October 12, 2023 and distributed all of its remaining assets to its parent, Venture Lending & Leasing VIII, LLC during the year ended December 31, 2023.

Transactions with WTI Fund X, Inc. ("Fund X")

The Manager also serves as the investment manager for Fund X. So long as Fund X had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which the Fund's term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund X invested, subject to the approval of the Fund's Board. The Manager’s allocation process was designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, was based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund X through December 31, 2023, which was the end of the Fund’s investment period.

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the conditions (the “Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the funds and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023.

	Derivative Assets
Derivative Instruments	June 30, 2024	December 31, 2023
Interest rate collar	$1,771,047	$3,049,177

During the six months ended June 30, 2024, an interest rate collar contract with a notional amount of $90.0 million expired.

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations.

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate collar	Net change in unrealized loss from derivative instruments	$(349,917)	$(2,276,959)	$(1,278,130)	$(4,308,189)
	Net realized gain from derivative instruments	$500,222	$4,086,256	$1,867,508	$5,691,293

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$1,771,047	$—	$—	$—	$1,771,047
Total	$1,771,047	$—	$—	$—	$1,771,047

	As of December 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$3,049,177	$—	$—	$—	$3,049,177
Total	$3,049,177	$—	$—	$—	$3,049,177
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.

There were no derivative liabilities as of June 30, 2024 and December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023:

Assets	As of June 30, 2024
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$258,012,344	$—	$(54,883,472)	$(54,883,472)
Derivative assets	—	1,771,047	—	1,771,047
Total	$258,012,344	$1,771,047	$(54,883,472)	$(53,112,425)

	As of December 31, 2023
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$350,627,997	$—	$(47,823,216)	$(47,823,216)
Derivative assets	—	3,049,177	—	3,049,177
Total	$350,627,997	$3,049,177	$(47,823,216)	$(44,774,039)

There was no unrealized appreciation or depreciation related to liabilities as of June 30, 2024 and December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2024 and 2023.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Total return**	0.35%	5.77%	1.47%	10.84%

Per share amounts:
Net asset value, beginning of period	$1,865.68	$2,801.26	$1,886.90	$2,682.12
Net investment income	66.01	146.50	135.57	281.63
Net realized and change in unrealized loss from loans and derivative instruments	(60.60)	(1.89)	(109.53)	(8.23)
Net increase in net assets resulting from operations	5.41	144.61	26.04	273.40
Distributions of income to shareholder	(67.58)	(328.91)	(109.43)	(338.56)
Return of capital to shareholder	(487.85)	(168.20)	(487.85)	(168.20)
Net asset value, end of period	1,315.66	2,448.76	1,315.66	2,448.76
Net assets, end of period	131,566,217	$244,876,231	$131,566,217	$244,876,231

Ratios to average net assets:
Expenses*	9.19%	9.72%	8.88%	9.47%
Net investment income*	17.16%	22.87%	15.97%	21.48%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$92,500,000	$215,250,000	$110,357,143	$225,214,286

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, worldwide inflation, rising interest rates and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Transactions with Venture Lending & Leasing VIII, Inc.

    The Manager also served as the investment manager for Fund VIII.  So long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025, the Fund was able to invest in each portfolio company in which Fund VIII invested, subject to the approval of the Fund's Board. The Manager’s allocation process was designed to allocate investment opportunities fairly and equitably among the Fund and Fund VIII over time, and subject to board approval, was based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund VIII through March 31, 2021, which was the end of Fund VIII's investment period. Fund VIII was deregistered as a BDC with the SEC on October 12, 2023 and distributed all of its remaining assets to its parent, Venture Lending & Leasing VIII, LLC during the year ended December 31, 2023.

Transactions with WTI Fund X, Inc.

The Manager also serves as the investment manager for Fund X. So long as Fund X had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which the Fund's term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund X invested, subject to the approval of the Fund's Board. The Manager’s allocation process was designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, was based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund X through December 31, 2023, which was the end of the Fund’s investment period.

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the Conditions with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the funds and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Results of Operations - For the Three and Six Months Ended June 30, 2024 and 2023
Analysis of Interest Income
Total investment income for the three months ended June 30, 2024 and 2023 was $10.1 million and $20.9 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 was $21.1 million and $40.6 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$189,421,669	$9,900,640	16.83%	4.08%	$402,886,956	$20,398,955	16.23%	4.02%
All Loans	$228,169,261	$9,949,966	14.06%	3.39%	$431,647,355	$20,420,140	15.17%	3.75%
Interest income for both performing loans and all loans decreased by $10.5 million or 51.5% and 51.3%, respectively, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $213.5 million and $203.5 million, or 53.0% and 47.1%, respectively, for the three months ended June 30, 2024 compared to the same period in 2023.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$218,630,652	$20,437,043	15.07%	3.63%	$431,141,462	$39,036,551	14.50%	3.61%
All Loans	$254,737,957	$20,517,268	12.99%	3.11%	$452,819,218	$39,057,737	13.82%	3.43%

Interest income for both performing loans and all loans decreased by $18.6 million and $18.5 million, or 47.6% and 47.5%, respectively, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $212.5 million and $198.1 million, or 49.3% and 43.7%, respectively, for the six months ended June 30, 2024 compared to the same period in 2023.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$92,500,000	$2,119,526	9.17%	$215,250,000	$4,700,873	8.74%
Interest expense decreased by $2.6 million, or 54.9%, for the three months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $122.8 million, or 57.0%, for the three months ended June 30, 2024 compared to the same period in 2023.
The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$110,357,143	$4,915,419	8.91%	$225,214,286	$9,249,896	8.21%
Interest expense decreased by $4.3 million, or 46.9%, for the six months ended June 30, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $114.9 million, or 51.0%, for the six months ended June 30, 2024 compared to the same period in 2023.
The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2024 and 2023.

Operating Expense	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	Change ($)	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023	Change ($)
Management Fees	$1,035,000	$1,437,500	$(402,500)	$2,070,000	$2,875,000	$(805,000)
Banking and professional fees	$215,200	$25,167	$190,033	$321,200	$200,656	$120,544
Other operating expenses	$165,707	$64,605	$101,102	$227,573	$94,996	$132,577
Total Operating Expense	$1,415,907	$1,527,272	$(111,365)	$2,618,773	$3,170,652	$(551,879)

For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital. For the same period in 2023, Management Fees were calculated at 1.25% of the Company's committed capital.

Banking and professional fees increased by $0.2 million and $0.1 million, or 755.1% and 60.1%, respectively, for the three and six months ended June 30, 2024 compared to the same period in 2023. Increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans.

Other operating expenses increased by $0.1 million, or 156.5% and 139.6%, respectively, for the three and six months ended June 30, 2024, compared to the same period in 2023. The increase is primarily due to annual conference expense incurred during the period ended June 30, 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2024 and 2023 was less than $0.1 million and $0.1 million, respectively. Non-recurring fees for the six months ended June 30, 2024 and 2023 totaled $0.2 million and $0.9 million, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2024 and 2023 was $6.6 million and $14.7 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $13.6 million and $28.2 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $4.5 million and $0 for the three months ended June 30, 2024 and 2023, respectively. Net realized gain (loss) from loans was $(4.5) million and was less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0.5 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively. Net realized gain from derivative instruments was $1.9 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the period ended June 30, 2023 also include proceeds from termination of collar contracts with Zion Bancorporation, N.A.

Net change in unrealized loss from loans was $1.7 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. Net change in unrealized loss from loans was $7.1 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.3 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Net change in unrealized loss from derivative instruments was $1.3 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended June 30, 2024 and 2023 was $0.5 million and $14.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2024 and 2023 was $5.41 and $144.62, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2024 and 2023 was $2.6 million and $27.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2024 and 2023 was $26.04 and $273.40, respectively.

Liquidity and Capital Resources – June 30, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both June 30, 2024 and December 31, 2023, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of June 30, 2024 and December 31, 2023. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net cash provided by operating activities	$94,467,289	$108,370,720
Net cash used in financing activities	(106,674,492)	(104,304,707)
Net increase (decrease) in cash and cash equivalents	$(12,207,203)	$4,066,013

As of June 30, 2024 and December 31, 2023, 7.08% and 11.40%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $129.5 million as of June 30, 2024.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2024, $85.0 million was outstanding under the facility.

For the six months ended June 30, 2024 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0.5 million for the six months ended June 30, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $99.7 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
June 30, 2024	$1,088.5 million	$885.4 million	$203.1 million
December 31, 2023	$1,088.0 million	$785.3 million	$302.8 million

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

As of June 30, 2024, the Fund had a cash balance of $9.3 million and approximately $109.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2024, the Fund’s asset coverage ratio was 254%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2024, the outstanding debt balance was $85.0 million at a floating interest rate based on a Daily Simple SOFR Rate of 5.31%, for which the Fund had derivative instruments in place with a ceiling of 1.36% on $50.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2024. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(186,204)	$(1,000,000)	$1,700,000	$513,796
(1.00)%	$(93,102)	$(500,000)	$850,000	$256,898
(0.50)%	$(46,551)	$(250,000)	$425,000	$128,449
0.50%	$46,551	$250,000	$(425,000)	$(128,449)
1.00%	$93,102	$500,000	$(850,000)	$(256,898)
2.00%	$186,204	$1,000,000	$(1,700,000)	$(513,796)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	August 13, 2024		Date:	August 13, 2024