Form 10-Q
period 2024-09-30
Venture Lending & Leasing IX, Inc.
filed 2024-11-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2024
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of September 30, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $231,635,951 and $350,627,997, respectively)	$174,506,078	$302,804,781
Derivative assets	996,110	3,049,177
Cash and cash equivalents	12,980,293	21,517,408
Dividend and interest receivables	1,821,588	3,869,697
Other assets	1,545,488	2,233,766
Total assets	191,849,557	333,474,829

LIABILITIES
Borrowings under debt facility	58,000,000	142,500,000
Accrued management fees	690,000	1,035,000
Accounts payable and other accrued liabilities	480,510	1,249,996
Total liabilities	59,170,510	144,784,996

NET ASSETS	$132,679,047	$188,689,833

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(221,298,068)	(172,512,838)
Total distributable losses	(53,147,885)	(45,922,329)
Net assets (equivalent to $1,326.79 and $1,886.90 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$132,679,047	$188,689,833

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

INVESTMENT INCOME:
Interest on loans	$6,070,788	$15,211,971	$26,588,056	$54,269,708
Other income	128,091	302,652	701,867	1,828,538
Total investment income	6,198,879	15,514,623	27,289,923	56,098,246

EXPENSES:
Management fees	690,000	1,035,000	2,760,000	3,910,000
Interest expense	1,562,311	4,180,091	6,477,729	13,429,987
Banking and professional fees	80,023	38,558	401,223	239,214
Other operating expenses	75,798	55,084	303,374	150,080
Total expenses	2,408,132	5,308,733	9,942,326	17,729,281
Net investment income	3,790,747	10,205,890	17,347,597	38,368,965

Net realized loss from loans	—	(438,580)	(4,482,099)	(437,324)
Net realized gain from derivative instruments	516,347	1,444,268	2,383,856	7,135,561
Net change in unrealized loss from loans	(2,246,401)	(12,428,521)	(9,306,656)	(14,636,112)
Net change in unrealized loss from derivative instruments	(774,938)	(1,066,795)	(2,053,067)	(5,374,984)
Net realized and change in unrealized loss from loans and derivative instruments	(2,504,992)	(12,489,628)	(13,457,966)	(13,312,859)

Net increase (decrease) in net assets resulting from operations	$1,285,755	$(2,283,738)	$3,889,631	$25,056,106

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$12.86	$(22.84)	$38.90	$250.56
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2023	100,000	$100	$407,124,900	$(133,014,765)	$(29,234,004)	$244,876,231
Net decrease in net assets resulting from operations	—	—	—	—	(2,283,738)	(2,283,738)
Distribution of income to shareholder	—	—	—	—	(11,211,578)	(11,211,578)
Return of capital to shareholder	—	—	—	(39,143,898)	—	(39,143,898)
Balance at September 30, 2023	100,000	$100	$407,124,900	$(172,158,663)	$(42,729,320)	$192,237,017

Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217
Net increase in net assets resulting from operations	—	—	—	—	1,285,755	1,285,755
Distribution of income to shareholder	—	—	—	—	(172,925)	(172,925)
Balance at September 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(53,147,885)	$132,679,047

Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	25,056,106	25,056,106
Distribution of income to shareholder	—	—	—	—	(45,067,202)	(45,067,202)
Return of capital to shareholder	—	—	—	(55,964,182)	—	(55,964,182)
Balance at September 30, 2023	100,000	$100	$407,124,900	$(172,158,663)	$(42,729,320)	$192,237,017

Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	3,889,631	3,889,631
Distributions of income to shareholder	—	—	—	—	(11,115,187)	(11,115,187)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at September 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(53,147,885)	$132,679,047

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$3,889,631	$25,056,106
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	4,482,099	437,324
Net realized gain from derivative instruments	(2,383,856)	(7,135,561)
Net change in unrealized loss from loans	9,306,656	14,636,112
Net change in unrealized loss from derivative instruments	2,053,067	5,374,984
Amortization of deferred costs related to borrowing facility	421,517	797,974
Origination of loans	(545,652)	(27,562,500)
Principal payments on loans, net of accretion	106,197,183	152,674,104
Proceeds from sale of loan	—	1,043,138
Acquisition of equity securities	—	(750,786)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	2,048,109	2,034,665
Net decrease in other assets	266,761	1,367,210
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,114,486)	(1,729,687)
Net cash provided by operating activities	124,621,029	166,243,083

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(51,042,000)	(97,992,000)
Borrowings under debt facility	—	6,500,000
Repayments of borrowings under debt facility	(84,500,000)	(73,500,000)
Payments received from derivative instruments	2,383,856	7,135,561
Net cash used in financing activities	(133,158,144)	(157,856,439)

Net increase (decrease) in cash and cash equivalents	(8,537,115)	8,386,644

CASH AND CASH EQUIVALENTS:
Beginning of period	21,517,408	7,074,657
End of period	$12,980,293	$15,461,301

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$6,719,012	$12,652,909
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$8,858,417	$3,039,384
Receipt of equity securities as repayment of loans	$8,858,417	$2,288,598

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$2,105,527	$2,072,176	$2,072,176	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		148,171	146,787	146,787	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		222,215	221,228	221,228	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		333,154	332,260	332,260	12/1/2024
	GLO Pharma, Inc. Subtotal					555,369	553,488	553,488
	Ukko Inc.		Senior Secured	11.5%		2,444,684	2,370,050	2,370,050	5/1/2026
Biotechnology Total		3.9%				$5,253,751	$5,142,501	$5,142,501

Computers & Storage
	Canary Connect, Inc.		Senior Secured	13.8%		$9,719,635	$9,719,635	$9,719,635	3/1/2026
	Proto, Inc.		Senior Secured	12.8%		650,711	650,710	650,710	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		649,637	631,020	631,020	10/1/2025
	Proto, Inc. Subtotal					1,300,348	1,281,730	1,281,730
Computers & Storage Total		8.3%				$11,019,983	$11,001,365	$11,001,365

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,404,643	$3,404,643	*
Enterprise Networking Total		2.6%				$5,404,212	$3,404,643	$3,404,643

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,350,238	$4,838,562	$3,243,319	*
	D2C Store, Inc.		Senior Secured	10.0%		1,355,572	977,688	977,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		1,919,630	1,779,689	1,779,689	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,443	2,096,843	*
	Miami Labs, Inc.		Senior Secured	13.3%		6,387,929	6,206,977	6,206,977	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		895,869	884,031	884,031	1/1/2025
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	7/1/2026
	Residently USA, LLC ** ^		Senior Secured	12.0%		405,040	385,447	385,447	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,527,786	5,450,354	5,450,354	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,652,823	1,256,063	—	*
	Verishop, Inc.		Senior Secured	12.6%		299,944	299,444	299,444	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		176,964	176,964	176,964	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		176,798	166,309	166,309	5/1/2026
	Vinvesto, Inc. Subtotal					353,762	343,273	343,273
Internet Total		23.2%				$42,198,268	$38,286,033	$30,802,016

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,837,164	—	*
	Siren Care, Inc.		Senior Secured	13.5%		388,670	388,065	388,065	1/1/2025
Medical Devices Total		0.3%				$10,787,412	$9,571,979	$388,065

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$1,195,908	$1,177,354	$1,177,354	2/1/2025
	Hello Heart Inc.		Senior Secured	11.0%		650,973	648,759	648,759	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		894,235	870,927	870,927	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		303,015	298,203	298,203	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		481,232	467,349	467,349	9/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Julie Products Inc.		Senior Secured	15.3%		277,119	272,975	272,975	4/1/2026
	Julie Products Inc. Subtotal					1,061,366	1,038,527	1,038,527
	KBS, Inc.		Senior Secured	14.0%		184,103	173,296	173,296	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	13.5%		320,228	309,929	309,929	3/1/2026
	Open Inc.		Senior Secured	14.8%		322,057	318,790	318,790	3/1/2026
	Open Inc. Subtotal					642,285	628,719	628,719
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		367,485	360,024	360,024	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		478,040	331,037	331,037	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	471,310	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		175,797	164,008	164,008	5/1/2026
Other Healthcare Total		4.4%				$8,586,231	$8,020,463	$5,863,961

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$1,101,447	$1,020,819	$1,020,819	5/1/2027
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	1,051,870	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	125,523	*
	BloomTech Inc.		Senior Secured	11.3%		291,150	291,150	291,150	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	665,361	665,361	6/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,088,694	*
	Candy Club Holdings, Inc.		Senior Secured	8.5%		750,000	734,522	366,152	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	1,275,059	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,693,807	—	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	14.0%		160,480	158,763	158,763	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		402,917	392,116	392,116	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		486,410	478,746	478,746	2/1/2027
	Creoate Limited Subtotal ** ^					1,049,807	1,029,625	1,029,625
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*
	Digital. Thing(s), Inc.		Senior Secured	12.0%		390,777	334,715	334,715	10/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,950,130	2,970,310	2,797,875	*
	Fanimal, Inc.		Senior Secured	11.8%		129,122	119,671	119,671	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		244,921	241,649	241,649	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		357,616	350,890	350,890	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		214,354	210,710	210,710	3/1/2027
	Fanimal, Inc. Subtotal					946,013	922,920	922,920
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,978,486	1,958,262	1,958,262	6/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		801,329	796,139	796,139	2/1/2025
	Higher Ground Education, Inc. Subtotal					2,779,815	2,754,401	2,754,401
	Hint, Inc.		Senior Secured	12.0%		2,408,347	2,295,196	2,295,196	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		535,877	393,888	393,888	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,903,711	1,858,863	1,858,863	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,261,768	1,239,202	1,239,202	11/1/2025
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		450,579	444,164	444,164	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%	6.9%	895,307	813,293	813,293	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		342,370	335,728	335,728	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	13.5%		1,280,911	1,243,214	1,243,214	3/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	LendTable Inc.		Senior Secured	14.8%		1,243,568	1,225,611	1,225,611	9/1/2026
	LendTable Inc. Subtotal					2,524,479	2,468,825	2,468,825
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		855,090	844,346	844,346	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		268,218	244,829	244,829	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,123,308	1,089,175	1,089,175
	Mavenform, Inc.		Senior Secured	11.1%		1,448,622	1,436,035	1,135,633	10/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		836,350	826,066	826,066	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		94,373	94,185	94,185	10/1/2024
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	150,239	332,263	332,263	12/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		327,042	303,594	303,594	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,739,956	2,402,579	*
	PlantBaby, Inc.		Senior Secured	14.3%		88,232	86,215	86,215	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		72,074	67,105	67,105	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		58,863	58,174	58,174	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		45,936	45,511	45,511	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		74,232	72,261	72,261	5/1/2025
	PlantBaby, Inc. Subtotal					339,337	329,266	329,266
	Platform Science, Inc.		Senior Secured	12.5%		3,187,590	3,158,500	3,158,500	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		3,026,423	2,913,349	2,913,349	2/1/2026
	Platform Science, Inc. Subtotal					6,214,013	6,071,849	6,071,849
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%	4.1%	8,887,530	8,717,489	8,717,489	12/1/2027
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		672,463	656,983	656,983	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		528,895	526,108	526,108	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,201,358	1,183,091	1,183,091
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,529,322	1,484,096	1,484,096	7/1/2026
	Supplant, Inc. ** ^		Senior Secured	16.0%		458,715	452,053	452,053	12/1/2026
	Supplant, Inc. Subtotal ** ^					1,988,037	1,936,149	1,936,149
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,926,305	13,053,386	10,885,490	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,272,202	2,246,507	1,910,368	6/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		603,234	593,002	593,002	8/1/2025
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	—	*
	Umbra Lab, Inc.		Senior Secured	13.5%		3,362,317	3,295,205	3,295,205	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,139,974	1,139,974	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		218,838	216,172	216,172	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	336,687	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		5,331,510	5,264,626	5,264,626	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		3,559,943	3,463,205	3,463,205	1/1/2026
	Zimeno Inc. Subtotal					8,891,453	8,727,831	8,727,831
Other Technology Total		60.0%				$122,376,203	$113,695,996	$79,556,739

Security
	Axiado Corporation		Senior Secured	10.5%		$1,136,161	$1,103,068	$1,103,068	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,136,161	1,136,155	1,136,155	10/1/2025
	Axiado Corporation Subtotal					2,272,322	2,239,223	2,239,223

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,721	*
Security Total		1.7%				$4,270,839	$3,798,663	$2,289,944

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,284,466	$1,227,536	$1,227,536	10/1/2026
	BackboneAI Inc.		Senior Secured	12.3%		82,500	82,262	—	*
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,589,589	1,589,589	3/1/2027
	BlueCart, Inc.		Senior Secured	14.1%		1,177,871	1,031,569	1,031,569	12/1/2026
	Canopy Technology Corp.		Senior Secured	15.0%		644,843	636,883	636,883	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		764,151	741,532	741,532	11/1/2025
	Canopy Technology Corp. Subtotal					1,408,994	1,378,415	1,378,415
	Chowbus, Inc.		Senior Secured	12.0%		1,075,984	1,043,474	1,043,474	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		975,747	944,373	944,373	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		402,883	402,880	402,880	1/1/2027
	Common Sun, Inc Subtotal					1,378,630	1,347,253	1,347,253
	Eskalera, Inc.		Senior Secured	12.0%		1,263,656	1,232,443	1,232,443	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		267,432	255,840	255,840	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		300,357	298,071	298,071	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		364,407	361,011	361,011	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		395,422	391,371	391,371	8/1/2026
	Form Remodel, Inc. Subtotal					1,327,618	1,306,293	1,306,293
	FutureProof Technologies, Inc.		Senior Secured	13.5%		735,155	705,041	705,041	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		285,591	280,681	280,681	4/1/2026
	Grokker, Inc.		Senior Secured	11.5%		189,366	187,901	187,901	3/1/2025
	Grokker, Inc. Subtotal					474,957	468,582	468,582
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	782,843	782,843	6/1/2027
	Hoken Holdings Inc.		Senior Secured	13.0%		439,073	412,728	412,728	5/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,931,112	6,689,676	6,689,676	4/1/2027
	Ocurate, Inc.		Senior Secured	11.5%	25.9%	638,958	695,716	150,000	10/1/2025
	Ratio Technologies, Inc.		Senior Secured	11.0%		141,842	122,867	122,867	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		339,003	335,259	335,259	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		937,577	927,362	927,362	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,418,422	1,385,488	1,385,488
	Safe Securities Inc.		Senior Secured	11.5%		2,208,996	2,177,668	2,177,668	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		564,210	559,483	559,483	4/1/2026
	Safe Securities Inc. Subtotal					2,773,206	2,737,151	2,737,151
	SF Insuretech, Inc.		Senior Secured	13.5%		874,712	874,712	874,712	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		816,029	816,029	816,029	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,389,523	1,274,101	1,274,101	5/1/2026
	SF Insuretech, Inc. Subtotal					3,080,264	2,964,842	2,964,842
	Swiftly Systems, Inc.		Senior Secured	11.5%		318,579	316,620	316,620	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		161,560	160,117	160,117	10/1/2024
	Swiftly Systems, Inc. Subtotal					480,139	476,737	476,737
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,298,906	1,219,569	1,219,569	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		861,184	826,607	826,607	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		861,184	848,881	848,881	6/1/2026
	Vesta Housing, Inc. Subtotal					1,722,368	1,675,488	1,675,488
	WorkRails, Inc.		Senior Secured	12.0%		417,122	288,063	288,063	*
Software Total		23.0%				$32,599,253	$31,504,487	$30,609,330

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$1,983,725	$1,939,018	$1,939,018	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,385	2,020,078	*
Technology Services Total		3.0%				$5,966,025	$5,721,403	$3,959,096

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,143,492	$1,108,813	$1,108,813	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		385,218	379,605	379,605	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,528,710	1,488,418	1,488,418
Wireless Total		1.1%				$1,528,710	$1,488,418	$1,488,418

	Grand Total	131.5%				$249,990,887	$231,635,951	$174,506,078

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	9.4%	$12,480,293	$12,480,293
Total Cash Equivalents		9.4%	$12,480,293	$12,480,293

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$996,110	$—	$996,110
Total Derivative Instruments				$50,000,000	$996,110	$—	$996,110
*As of September 30, 2024, loans with a cost basis of $100.1 million and a fair value of $44.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2024, 14.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are generally the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

(e) The unrealized appreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

    As of September 30, 2024, all loans were made to non-affiliates.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2024, the Fund held 12,480,293 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.78% and $500,000 in cash, which together represented 9.78% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 21,017,408 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $500,000 in cash, which together represented 11.40% of the net assets of the Fund.

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

As of September 30, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $174.5 million and $302.8 million, respectively (or 91.0% and 90.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.
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
As of September 30, 2024 and December 31, 2023, loans with a cost basis of $100.1 million and $77.7 million and a fair value of $44.2 million and $32.9 million, respectively, were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the related loan transactions and are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on available information.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. An increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of an increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.
Other Assets and Liabilities
Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility. These costs are amortized over the term of the facility using the straight-line basis. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.
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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund is currently evaluating the impact of adopting this guidance with respect to the financial statements and disclosures.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a transaction that would occur in the most advantageous market, and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-Average Interest Rate – Cash	13.23%	14.33%	14.54%	14.44%
Weighted Average Interest Rate – Non-Cash	2.99%	3.46%	3.45%	3.56%
Weighted-Average Interest Rate	16.22%	17.79%	17.99%	18.00%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-Average Interest Rate – Cash	10.52%	12.97%	12.29%	13.58%
Weighted Average Interest Rate – Non-Cash	2.36%	3.11%	2.90%	3.34%
Weighted-Average Interest Rate	12.88%	16.08%	15.19%	16.92%

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

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value.

All loans as of September 30, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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
There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2024 and 2023.

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

(Intentionally left blank)

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$5,142,501	Most advantageous market analysis	Most advantageous market coupon rate	13% - 16%	15%
Computers & Storage	11,001,365	Most advantageous market analysis	Most advantageous market coupon rate	14% - 16%	14%
Enterprise Networking	3,404,643	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	30,802,016	Most advantageous market analysis	Most advantageous market coupon rate	14% - 22%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	388,065	Most advantageous market analysis	Most advantageous market coupon rate	14%*	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	5,863,961	Most advantageous market analysis	Most advantageous market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	45% - 100%^
Other Technology	79,556,739	Most advantageous market analysis	Most advantageous market coupon rate	11% - 54%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	2,289,944	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	30,609,330	Most advantageous market analysis	Most advantageous market coupon rate	13% - 26%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	3,959,096	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
		Asset Recovery	Probability weighing of alternative outcomes	13% - 50%*
Wireless	1,488,418	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
Total Loan Investments	$174,506,078
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$9,733,622	Most advantageous market analysis	Most advantageous market coupon rate	13% - 16%	15%

Computers & Storage	16,366,518	Most advantageous market analysis	Most advantageous market coupon rate	14% - 16%	14%

Enterprise Networking	3,687,334	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *

Internet	46,464,670	Most advantageous market analysis	Most advantageous market coupon rate	14% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	2,027,424	Most advantageous market analysis	Most advantageous market coupon rate	14% - 20%	15%
		Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Healthcare	15,167,781	Most advantageous market analysis	Most advantageous market coupon rate	13% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	18% - 100%^

Other Technology	142,995,711	Most advantageous market analysis	Most advantageous market coupon rate	11% - 74%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	3,769,643	Most advantageous market analysis	Most advantageous market coupon rate	13% - 16%	14%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	44,687,949	Most advantageous market analysis	Most advantageous market coupon rate	13% - 37%	17%
		Asset Recovery	Probability weighing of alternative outcomes	20% - 80%^

Technology Services	15,565,953	Most advantageous market analysis	Most advantageous market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60%*

Wireless	2,338,176	Most advantageous market analysis	Most advantageous market coupon rate	14% - 17%	16%
Total Loan Investments	$302,804,781

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

As of September 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$174,506,078	$174,506,078
Derivative assets	—	996,110	—	996,110
Cash equivalents	12,480,293	—	—	12,480,293
Total	$12,480,293	$996,110	$174,506,078	$187,982,481

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$58,000,000	$—	$58,000,000
Total	$—	$58,000,000	$—	$58,000,000

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$302,804,781	$302,804,781
Derivative assets	—	3,049,177	—	3,049,177
Cash equivalents	21,017,408	—	—	21,017,408
Total	$21,017,408	$3,049,177	$302,804,781	$326,871,366

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$142,500,000	$—	$142,500,000
Total	$—	$142,500,000	$—	$142,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2024
	Loans	Warrants
Beginning balance	$203,128,872	$—
Acquisitions and originations	—	172,925
Principal payments on loans, net of accretion	(26,376,393)	—
Distributions to shareholder	—	(172,925)
Net change in unrealized loss from loans	(2,246,401)	—
Ending balance	$174,506,078	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2024	$(2,241,856)

	For the Nine Months Ended September 30, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	545,652	1,060,639	4,527,204	3,270,574
Principal payments on loans, net of accretion	(115,055,600)	—	—	—
Distributions to shareholder	—	(1,060,639)	(4,527,204)	(3,270,574)
Net realized loss from loans	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(9,306,656)	—	—	—
Ending balance	$174,506,078	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2024	$(11,007,504)

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$406,252,272	$—	$489,691,665	$—
Acquisitions and originations	2,250,000	359,476	27,562,500	3,039,384
Principal payments on loans, net of accretion	(48,417,144)	—	(154,962,702)	—
Proceeds from sale of loan	(1,043,138)	—	(1,043,138)	—
Distributions to shareholder	—	(359,476)	—	(3,039,384)
Net realized loss from loans	(438,580)	—	(437,324)	—
Net change in unrealized loss from loans	(12,428,521)	—	(14,636,112)	—
Ending balance	$346,174,889	$—	$346,174,889	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2023	$(12,883,539)		$(15,248,678)

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

5.    CAPITAL STOCK

As of both September 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both September 30, 2024 and December 31, 2023, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash distributions	$51,042,000	$97,992,000
Distributions of equity securities	8,858,417	3,039,384
Total distributions to shareholder	$59,900,417	$101,031,384

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

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 327% and 231%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $79.5 million as of September 30, 2024.

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with lenders named therein. The Third Amendment provides for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date, (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of September 30, 2024, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2024 and December 31, 2023, $58.0 million and $142.5 million, respectively, was outstanding under the facility.

As of September 30, 2024, the SOFR rate was as follows:

Overnight	4.9600%
Daily Simple SOFR	4.8300%
30-day Average SOFR	5.1633%
90-day Average SOFR	5.3094%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2024 and December 31, 2023, the remaining unamortized fees and costs of $0.8 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal at all times to at least 50% of the outstanding borrowings if outstanding principal balance is greater than $40 million (see Note 8). As of September 30, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$58,000,000	$142,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$58,000,000	$142,500,000
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

For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through September 30, 2024, Management Fees were calculated at 0.60%. For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.25% of the Company's committed capital and for the period from July 1, 2023 through September 30, 2023, Management Fees were calculated at 0.90%.

Management Fees of $0.7 million and $1.0 million were recognized as expenses for the three months ended September 30, 2024 and 2023, respectively. Management Fees of $2.8 million and $3.9 million were recognized as expenses for the nine months ended September 30, 2024 and 2023, respectively.

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

8.    DERIVATIVE INSTRUMENTS

The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility (see Note 6), as the Fund originates fixed rate loans.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023.

	Derivative Assets
Derivative Instruments	September 30, 2024	December 31, 2023
Interest rate collar	$996,110	$3,049,177

During the nine months ended September 30, 2024, an interest rate collar contract with a notional amount of $90.0 million expired.

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and nine months ended September 30, 2024 and 2023.

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate collar	Net change in unrealized loss from derivative instruments	$(774,938)	$(1,066,795)	$(2,053,067)	$(5,374,984)
	Net realized gain from derivative instruments	$516,347	$1,444,268	$2,383,856	$7,135,561

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$996,110	$—	$—	$—	$996,110
Total	$996,110	$—	$—	$—	$996,110

	As of December 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$3,049,177	$—	$—	$—	$3,049,177
Total	$3,049,177	$—	$—	$—	$3,049,177
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.

There were no derivative liabilities as of September 30, 2024 and December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023:

Assets	As of September 30, 2024
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$231,635,951	$—	$(57,129,873)	$(57,129,873)
Derivative assets	—	996,110	—	996,110
Total	$231,635,951	$996,110	$(57,129,873)	$(56,133,763)

	As of December 31, 2023
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$350,627,997	$—	$(47,823,216)	$(47,823,216)
Derivative assets	—	3,049,177	—	3,049,177
Total	$350,627,997	$3,049,177	$(47,823,216)	$(44,774,039)

There was no unrealized appreciation or depreciation related to liabilities as of September 30, 2024 and December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2024 and 2023.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Total return**	0.98%	(1.04%)	2.46%	9.69%

Per share amounts:
Net asset value, beginning of period	$1,315.66	$2,448.76	$1,886.90	$2,682.12
Net investment income	37.91	102.06	173.48	383.69
Net realized and change in unrealized loss from loans and derivative instruments	(25.05)	(124.90)	(134.58)	(133.13)
Net increase (decrease) in net assets resulting from operations	12.86	(22.84)	38.90	250.56
Distributions of income to shareholder	(1.73)	(112.12)	(111.16)	(450.67)
Return of capital to shareholder	—	(391.43)	(487.85)	(559.64)
Net asset value, end of period	1,326.79	1,922.37	1,326.79	1,922.37
Net assets, end of period	$132,679,047	$192,237,017	$132,679,047	$192,237,017

Ratios to average net assets:
Expenses*	7.32%	9.63%	8.45%	9.52%
Net investment income*	11.52%	18.52%	14.74%	20.61%
Portfolio turn-over rate	—%	0.28%	—%	0.24%
Average debt outstanding	$67,750,000	$181,250,000	$95,850,000	$211,900,000

*Annualized
**Total return amounts presented above are not annualized.

12.     SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, results of U.S. national and local elections, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.
The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential recession, the risk of continued escalation in the Middle East, the Ukraine War, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the results of U.S. national and local elections and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2024 and 2023
Analysis of Interest Income
Total investment income for the three months ended September 30, 2024 and 2023 was $6.2 million and $15.5 million, respectively. Total investment income for the nine months ended September 30, 2024 and 2023 was $27.3 million and $56.1 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoff. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.

Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the related loan transactions and are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$149,048,739	$6,041,895	13.23%	2.99%	$339,741,032	$15,108,218	14.33%	3.46%
All Loans	$188,580,692	$6,070,788	10.52%	2.36%	$378,505,850	$15,211,971	12.97%	3.11%
Interest income for both performing loans and all loans decreased by $9.1 million, or 60.0% and 60.1%, respectively, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $190.7 million and $189.9 million, or 56.1% and 50.2%, respectively, for the three months ended September 30, 2024 compared to the same period in 2023.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$196,261,890	$26,478,938	14.54%	3.45%	$400,916,175	$54,144,769	14.44%	3.56%
All Loans	$233,435,959	$26,588,056	12.29%	2.90%	$427,750,566	$54,269,708	13.58%	3.34%
Interest income for both performing loans and all loans decreased by $27.7 million, or 51.1% and 51.0%, respectively, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $204.7 million and $194.3 million, or 51.0% and 45.4%, respectively, for the nine months ended September 30, 2024 compared to the same period in 2023.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$67,750,000	$1,562,311	9.22%	$181,250,000	$4,180,091	9.23%
Interest expense decreased by $2.6 million, or 62.6%, for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $113.5 million, or 62.6%, for the three months ended September 30, 2024 compared to the same period in 2023.
The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$95,850,000	$6,477,729	9.01%	$211,900,000	$13,429,987	8.45%
Interest expense decreased by $7.0 million, or 51.8%, for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $116.1 million, or 54.8%, for the nine months ended September 30, 2024 compared to the same period in 2023.
The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2024	2023	Change ($)	2024	2023	Change ($)
Management Fees	$690,000	$1,035,000	$(345,000)	$2,760,000	$3,910,000	$(1,150,000)
Banking and professional fees	$80,023	$38,558	$41,465	$401,223	$239,214	$162,009
Other operating expenses	$75,798	$55,084	$20,714	$303,374	$150,080	$153,294
Total Operating Expense	$845,821	$1,128,642	$(282,821)	$3,464,597	$4,299,294	$(834,697)

For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through September 30, 2024, Management Fees were calculated at 0.60%. For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.25% of the Company's committed capital and for the period from July 1, 2023 through September 30, 2023, Management Fees were calculated at 0.90%.

Banking and professional fees did not materially increase during the three months ended September 30, 2024 compared to the same period in 2023. For the nine months ended September 30, 2024, compared to the same period in 2023, it increased by $0.2 million, or 67.7%. The increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans.

Other operating expenses did not materially increase during the three months ended September 30, 2024 compared to the same period in 2023. For the nine months ended September 30, 2024, compared to the same period in 2023, it increased by $0.2 million, or 102.1%. The increase is primarily due to annual conference expense incurred during the period ended September 30, 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2024 and 2023 were less than $0.1 million. Non-recurring fees for the nine months ended September 30, 2024 and 2023 totaled $0.2 million and $1.0 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2024 and 2023 was $3.8 million and $10.2 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023 was $17.3 million and $38.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.0 and $0.4 million for the three months ended September 30, 2024 and 2023, respectively. Net realized loss from loans was $4.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0.5 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively. Net realized gain from derivative instruments was $2.4 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the period ended September 30, 2023 also include proceeds from termination of collar contracts with Zion Bancorporation, N.A.

Net change in unrealized loss from loans was $2.2 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively. Net change in unrealized loss from loans was $9.3 million and $14.6 million for the nine months ended September 30, 2024 and 2023, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.8 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. Net change in unrealized loss from derivative instruments was $2.1 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2024 and 2023 was $1.3 million and $(2.3) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2024 and 2023 was $12.86 and $(22.84), respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 and 2023 was $3.9 million and $25.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2024 and 2023 was $38.90 and $250.56, respectively.

Liquidity and Capital Resources – September 30, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both September 30, 2024 and December 31, 2023, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of September 30, 2024 and December 31, 2023. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net cash provided by operating activities	$124,621,029	$166,243,083
Net cash used in financing activities	(133,158,144)	(157,856,439)
Net increase (decrease) in cash and cash equivalents	$(8,537,115)	$8,386,644

As of September 30, 2024 and December 31, 2023, 9.78% and 11.40%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $79.5 million as of September 30, 2024.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2024, $58.0 million was outstanding under the facility.

For the nine months ended September 30, 2024 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0.5 million for the nine months ended September 30, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $128.3 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
September 30, 2024	$1,088.5 million	$914.0 million	$174.5 million
December 31, 2023	$1,088.0 million	$785.3 million	$302.8 million

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

As of September 30, 2024, the Fund had a cash balance of $13.0 million and approximately $92.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2024, the Fund’s asset coverage ratio was 327%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2024, the outstanding debt balance was $58.0 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.83%, for which the Fund had derivative instruments in place with a ceiling of 1.36% on $50.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2024. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(259,606)	$(1,000,000)	$1,160,000	$(99,606)
(1.00)%	$(129,803)	$(500,000)	$580,000	$(49,803)
(0.50)%	$(64,901)	$(250,000)	$290,000	$(24,901)
0.50%	$64,901	$250,000	$(290,000)	$24,901
1.00%	$129,803	$500,000	$(580,000)	$49,803
2.00%	$259,606	$1,000,000	$(1,160,000)	$99,606

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	November 13, 2024		Date:	November 13, 2024