Form 10-K
period 2024-12-31
Venture Lending & Leasing IX, Inc.
filed 2025-03-17
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 17, 2025, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025	III

PART I.

ITEM 1.    BUSINESS

Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on May 2, 2018, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in June 2017. The Fund has elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2024, the percentage of non-qualifying investments in the Fund was 13.2%.

BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets. Below is a general summary of Qualifying Assets in which the Fund may invest.

1. Securities issued in transactions not involving a public offering from issuers that are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;

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

Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.

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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2024, Special Situation Financings accounted for 1.4% of total commitments.

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

Leverage. The Fund has borrowed money from and entered into secured contracts, which instruments are considered debt securities, with banks to obtain additional funds to originate loans (and possibly for Special Situation Financings). The borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.

Temporary Investments. Pending investment, and until distributions to its shareholder are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.

Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent it may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of its business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”

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

Segment Information. The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's chief operation decision maker (“CODM”), evaluate financial performance and allocate resources.

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	60	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar has served as a Director of the Fund since 2017. Mr. Werdegar is Chairman of WTI Fund X, Inc. (“Fund X”) and WTI Fund XI, Inc. (“Fund XI”).

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President and Chief Executive Officer	52	Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek is the President and CEO of Fund X and Fund XI. Mr. Wanek is also a member of the board of directors of Fund X and Fund XI.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	47	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund X and Fund XI.

Rodolfo Ruano, Vice President and Assistant Secretary	57	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021, and has been an Investment Partner for Westech Investment Advisors since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund X and Fund XI.
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

The Fund has a secured, syndicated loan facility with a borrowing availability of $79.5 million and the outstanding balance under the facility as of December 31, 2024 was $39.5 million.

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

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. The Fund cannot predict what, if any, actions may be taken with respect to such technologies or the impact such actions may have on portfolio companies or the Fund’s business and results of operations.

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

The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act is valid and remains in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.

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

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. For example, in May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, will require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

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

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.

Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2024, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.

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

Additionally, the U.S. government's credit and deficit concerns, any prolonged U.S. government shutdown, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., such as the impact of the new U.S. government administration, the impact of global conflict, such as the Russia-Ukraine war and the conflicts in the Middle East; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.

Uncertainty About Presidential Administration Initiatives. There is significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

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

Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements, issuance of executive orders, and the imposition of tariffs can result in extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation, issuance of executive orders, and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
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

Proposed Tax Legislation Adversely Affecting the Managing Member and Affiliated Members. Congress has previously proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes beyond the current requirements of Section 1061 (treating a carried interest as ordinary income unless the underlying entity has held such investment for more than three (3) years). Enactment of such legislation could adversely affect the Company’s managing member (the “Managing Member”), affiliated members and others who benefit from carried interest, which could make it more difficult to incentivize, attract and retain individuals to perform services for the Company and the Fund. Any such developments could adversely affect the Fund’s investment returns allocable to the Members. It is unclear whether any proposed legislation, if enacted, would apply to the Managing Member or any affiliated members who benefit from carried interest.

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

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the conditions (“Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

The number of holders of record of the Fund’s common stock at March 17, 2025 was 1.

The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2024, the Fund had distributed $468.2 million to date to its sole shareholder, of which $363.0 million was in cash.

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

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Years Ended December 31, 2024, 2023 and 2022

For the most recent discussion on the results of operations for the year ending December 31, 2022, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 15, 2024.

Analysis of Interest Income

Total investment income for the years ended December 31, 2024 and 2023 was $32.0 million and $68.3 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024				For the Year Ended December 31, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$176,804,278	$30,710,220	14.07%	3.30%	$374,743,563	$66,079,971	14.13%	3.51%
All Loans	$216,401,353	$31,115,312	11.68%	2.70%	$402,980,480	$66,204,909	13.17%	3.26%

Interest income for both performing loans and all loans decreased by $35.4 million and $35.1 million, or 53.5% and 53.0%, respectively, for the year ended December 31, 2024 compared to the same period in 2023. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $197.9 million and $186.6 million, or 52.8% and 46.3%, respectively, for the year ended December 31, 2024 compared to the same period in 2023.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average outstanding balance, interest expense, and weighted average interest rate for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$84,153,846	$7,588,450	9.02%	$198,192,308	$16,950,891	8.55%

Interest expense decreased by $9.4 million, or 55.2%, for the year ended December 31, 2024 compared to the same period in 2023. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $114.0 million, or 57.5%, for the year ended December 31, 2024 compared to the same period in 2023.

The Fund also used derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. The Fund terminated all of its derivative contracts on December 18, 2024.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2024 and 2023.

Operating Expense	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	Change ($)
Management fees	$3,450,000	$4,945,000	$(1,495,000)
Banking and professional fees	$608,771	$500,508	$108,263
Other operating expenses	$371,373	$208,041	$163,332
Total Operating Expense	$4,430,144	$5,653,549	$(1,223,405)

For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through December 31, 2024, Management Fees were calculated at 0.60% of the Company's committed capital. For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.25% of the Company's committed capital and for the period from July 1, 2023 through December 31, 2023, Management Fees were calculated at 0.90% of the Company's committed capital.

Banking and professional fees increased by $0.1 million or 21.6% for the year ended December 31, 2024 compared to the same period in 2023. The increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans and reversal of litigation reserves during the year ended December 31, 2023.

Other operating expenses increased by $0.2 million, or 78.5% for the year ended December 31, 2024 compared to the same period in 2023. The increase is primarily due to annual conference expense incurred during the period ended December 31, 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2024 and 2023 totaled $0.3 million and $1.1 million, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2024 and 2023 was $20.0 million and $45.7 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $21.7 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $3.5 million and $8.9 million for the years ended December 31, 2024 and 2023, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the years ended December 31, 2024 and 2023 also include proceeds from termination of collar contracts with Zions Bancorporation, N.A.

Net change in unrealized gain (loss) from loans was $4.4 million and $(15.6) million for the years ended December 31, 2024 and 2023, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $3.0 million and $7.6 million for the years ended December 31, 2024 and 2023, respectively. The net change in unrealized loss from derivative instruments for the years ended December 31, 2024 and 2023 is primarily due to the realization of prior year unrealized gains, including gains from the termination of collar contracts with Zion Bancorporation, N.A. during those years. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the years ended December 31, 2024 and 2023 was $3.1 million and $25.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2024 and 2023 was $30.93 and $253.61, respectively.

Liquidity and Capital Resources – December 31, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both December 31, 2024 and December 31, 2023, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of December 31, 2024 and December 31, 2023. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net cash provided by operating activities	$145,938,243	$209,392,303
Net cash used in financing activities	(162,371,950)	(194,949,552)
Net increase (decrease) in cash and cash equivalents	$(16,433,707)	$14,442,751

As of December 31, 2024 and December 31, 2023, 4.26% and 11.40%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $79.5 million as of December 31, 2024.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2024, $39.5 million was outstanding under the facility.

For the year ended December 31, 2024 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $0.5 million for the year ended December 31, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $151.7 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
December 31, 2024	$1,088.5 million	$937.4 million	$151.1 million
December 31, 2023	$1,088.0 million	$785.3 million	$302.8 million

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

As of December 31, 2024, the Fund had a cash balance of $5.1 million and approximately $74.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2024, the Fund’s asset coverage ratio was 400%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of December 31, 2024, the outstanding debt balance was $39.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.31%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2024. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances:

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(101,674)	$790,000	$688,326
(1.00)%	$(50,837)	$395,000	$344,163
(0.50)%	$(25,419)	$197,500	$172,081
0.50%	$25,419	$(197,500)	$(172,081)
1.00%	$50,837	$(395,000)	$(344,163)
2.00%	$101,674	$(790,000)	$(688,326)
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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2025 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a0 Reports” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

As of the date hereof, the Fund has not adopted any insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Fund’s securities by directors, officers and employees, or the Fund itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Fund. The Fund has not done so because the Fund’s shares are not publicly-traded and there is generally no market for the shares of the Fund. However, as discussed above, each of the Fund and the Manager has adopted a Code of Ethics which includes an insider trading policy that applies to the purchase or sale of securities of portfolio companies.

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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2024 and 2023
Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022
Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Schedules of Investments as of December 31, 2024 and 2023
Notes to Financial Statements
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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 17, 2025		Date:	March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 17, 2025
Maurice C. Werdegar

By:	/S/ Robert Hutter	Director	March 17, 2025
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 17, 2025
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 17, 2025
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2024 and 2023, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 17, 2025

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS:
Loans, at estimated fair value
(amortized cost of $194,533,292 and $350,627,997, respectively)	$151,064,673	$302,804,781
Derivative assets	—	3,049,177
Cash and cash equivalents	5,083,701	21,517,408
Dividend and interest receivables	1,424,095	3,869,697
Other assets	2,394,009	2,233,766
Total assets	159,966,478	333,474,829

LIABILITIES:
Borrowings under debt facility	39,500,000	142,500,000
Accrued management fees	690,000	1,035,000
Accounts payable and other accrued liabilities	430,267	1,249,996
Total liabilities	40,620,267	144,784,996

NET ASSETS:	$119,346,211	$188,689,833

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(243,161,880)	(172,512,838)
Total distributable losses	(44,616,909)	(45,922,329)
Net assets (equivalent to $1,193.46 and $1,886.90 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 12)	$119,346,211	$188,689,833

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
INVESTMENT INCOME:
Interest on loans	$31,115,312	$66,204,909	$82,096,477
Other income	866,576	2,122,338	1,876,106
Total investment income	31,981,888	68,327,247	83,972,583

EXPENSES:
Management fees	3,450,000	4,945,000	6,325,000
Interest expense	7,588,450	16,950,891	12,449,209
Banking and professional fees	608,771	500,508	605,195
Other operating expenses	371,373	208,041	189,809
Total expenses	12,018,594	22,604,440	19,569,213
Net investment income	19,963,294	45,722,807	64,403,370

Net realized loss from loans	(21,669,030)	(6,106,352)	(3,387,060)
Net realized gain from derivative instruments	3,493,050	8,948,922	1,891,885
Net change in unrealized gain (loss) from loans	4,354,597	(15,608,931)	(14,352,707)
Net change in unrealized gain (loss) from derivative instruments	(3,049,177)	(7,595,174)	9,812,446
Net realized and change in unrealized loss from loans and derivative instruments	(16,870,560)	(20,361,535)	(6,035,436)
Net increase in net assets resulting from operations	$3,092,734	$25,361,272	$58,367,934

Amounts per common share:
Net increase in net assets resulting from operations per share	$30.93	$253.61	$583.68
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2021	100,000	$100	$345,624,900	$(97,253,486)	$(18,177,963)	$230,193,551
Net increase in net assets resulting from operations	—	—	—	—	58,367,934	58,367,934
Distributions of income to shareholder	—	—	—	—	(62,908,195)	(62,908,195)
Return of capital to shareholder	—	—	—	(18,940,995)	—	(18,940,995)
Contributions from shareholder	—	—	61,500,000	—	—	61,500,000
Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295

Net increase in net assets resulting from operations	—	—	—	—	25,361,272	25,361,272
Distributions of income to shareholder	—	—	—	—	(48,565,377)	(48,565,377)
Return of capital to shareholder	—	—	—	(56,318,357)	—	(56,318,357)
Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833

Net increase in net assets resulting from operations	—	—	—	—	3,092,734	3,092,734
Distributions of income to shareholder	—	—	—	—	(1,787,314)	(1,787,314)
Return of capital to shareholder	—	—	—	(70,649,042)	—	(70,649,042)
Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$3,092,734	$25,361,272	$58,367,934
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	21,669,030	6,106,352	3,387,060
Net realized gain from derivative instruments	(3,493,050)	(8,948,922)	(1,891,885)
Net change in unrealized (gain) loss from loans	(4,354,597)	15,608,931	14,352,707
Net change in unrealized (gain) loss from derivative instruments	3,049,177	7,595,174	(9,812,446)
Amortization of deferred costs related to borrowing facility	562,022	1,009,982	998,440
Origination of loans	(545,652)	(29,750,000)	(236,094,146)
Principal payments on loans, net of accretion	124,576,971	185,767,580	206,727,836
Proceeds from sale of loans	—	6,043,138	1,800,000
Acquisition of equity securities	—	(780,851)	(15,166,668)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	2,445,602	2,504,881	498,220
Net (increase) decrease in other assets	100,735	1,074,572	(1,923,110)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(1,164,729)	(2,199,806)	(3,123,525)
Net cash provided by operating activities	145,938,243	209,392,303	18,120,417

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(62,042,000)	(100,992,000)	(62,500,000)
Contributions from shareholder	—	—	61,500,000
Borrowings under debt facility	—	6,500,000	109,500,000
Repayments of borrowings under debt facility	(103,000,000)	(108,500,000)	(128,000,000)
Payments made for derivative instruments	—	—	(202,417)
Payments received from derivative instruments	2,670,050	8,948,922	2,094,302
Payments of bank facility fees and costs	—	(906,474)	(376,771)
Net cash used in financing activities	(162,371,950)	(194,949,552)	(17,984,886)
Net increase (decrease) in cash and cash equivalents	(16,433,707)	14,442,751	135,531

CASH AND CASH EQUIVALENTS:
Beginning of year	21,517,408	7,074,657	6,939,126
End of year	$5,083,701	$21,517,408	$7,074,657

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$7,767,317	$16,400,251	$10,557,659
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$10,394,356	$3,891,734	$19,349,190
Receipt of equity securities as repayment of loans	$10,394,356	$3,110,883	$4,182,522

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedule of Investments

As of December 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$1,424,098	$1,408,179	$1,408,179	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		37,551	37,410	37,410	1/1/2025
	Ukko Inc.		Senior Secured	11.5%		2,107,295	2,051,686	2,051,686	5/1/2026
Biotechnology Total		2.9%				$3,568,944	$3,497,275	$3,497,275

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,758,853	$9,758,853	3/1/2026
	Proto, Inc.		Senior Secured	12.5%		507,469	495,929	495,929	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		508,460	508,460	508,460	10/1/2025
	Proto, Inc. Subtotal					1,015,929	1,004,389	1,004,389
Computers & Storage Total		9.0%				$10,894,950	$10,763,242	$10,763,242

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,310,413	$3,310,413	*
Enterprise Networking Total		2.8%				$5,404,212	$3,310,413	$3,310,413

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,350,238	$4,821,628	$4,014,479	*
	D2C Store, Inc.		Senior Secured	10.0%		1,305,572	912,688	912,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		1,996,772	1,697,833	1,697,833	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,752,559	*
	Miami Labs, Inc.		Senior Secured	13.3%		5,877,795	5,626,862	5,626,862	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		772,050	744,720	744,720	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		376,963	361,961	178,319	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,527,786	5,450,354	4,794,090	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Vinvesto, Inc.		Senior Secured	15.0%		153,163	153,163	153,163	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		152,975	145,097	145,097	5/1/2026
	Vinvesto, Inc. Subtotal					306,138	298,260	298,260
Internet Total		24.4%				$39,562,989	$35,778,810	$29,154,761

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,918,414	—	*
	Siren Care, Inc.		Senior Secured	13.5%		310,920	310,783	310,783	1/1/2025
Medical Devices Total		0.3%				$10,709,662	$9,575,947	$310,783

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$485,515	$481,710	$481,710	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		118,797	95,051	46,363	*
	Hello Heart Inc.		Senior Secured	11.0%		439,894	438,841	438,841	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		679,770	666,022	666,022	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		237,698	234,650	234,650	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		366,753	358,529	358,529	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		264,681	261,019	261,019	6/1/2026
	Julie Products Inc. Subtotal					869,132	854,198	854,198
	KBS, Inc.		Senior Secured	14.0%		160,491	152,256	152,256	6/1/2026
	Open Inc.		Senior Secured	13.5%		271,270	263,850	263,850	3/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Open Inc.		Senior Secured	14.8%		273,217	270,883	270,883	3/1/2026
	Open Inc. Subtotal					544,487	534,733	534,733
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		261,096	257,207	257,207	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		453,077	306,075	306,075	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	471,310	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		151,845	143,005	143,005	5/1/2026
Other Healthcare Total		3.6%				$4,875,838	$4,548,069	$4,351,720

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	1,051,870	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	125,523	*
	BloomTech Inc.		Senior Secured	11.3%		299,416	299,416	299,416	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,178	212,314	12/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Candy Club Holdings, Inc.		Senior Secured	8.5%		750,000	734,522	—	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	1,033,864	1,033,864	5/1/2027
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	211,951	*
	Creoate Limited ** ^		Senior Secured	14.0%		136,025	134,790	134,790	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		444,128	437,777	437,777	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		327,018	319,831	319,831	12/1/2025
	Creoate Limited Subtotal ** ^					907,171	892,398	892,398
	Digital. Thing(s), Inc.		Senior Secured	12.0%		328,844	293,172	293,172	10/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	534,576	25,853	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		325,522	324,460	324,460	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,339,384	1,329,730	1,329,730	6/1/2025
	Higher Ground Education, Inc. Subtotal					1,664,906	1,654,190	1,654,190
	Hint, Inc.		Senior Secured	12.0%		1,527,606	1,479,004	1,479,004	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,608,875	1,576,699	1,576,699	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,006,125	991,613	991,613	11/1/2025
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		286,146	261,015	261,015	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		834,464	771,276	771,276	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		231,496	228,325	228,325	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		217,628	201,948	201,948	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		764,101	755,548	755,548	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					981,729	957,496	957,496
	Mavenform, Inc.		Senior Secured	11.1%		1,453,642	1,445,530	1,145,128	10/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		565,162	560,264	560,264	6/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	317,157	317,157	317,157	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,286,773	2,067,861	*
	PlantBaby, Inc.		Senior Secured	12.0%		32,637	32,416	32,416	7/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		76,300	74,791	74,791	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		47,093	46,250	46,250	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		59,550	56,119	56,119	1/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	PlantBaby, Inc.		Senior Secured	12.0%		45,953	45,528	45,528	10/1/2025
	PlantBaby, Inc. Subtotal					261,533	255,104	255,104
	Platform Science, Inc.		Senior Secured	12.5%		2,530,661	2,451,050	2,451,050	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,697,095	2,676,222	2,676,222	3/1/2026
	Platform Science, Inc. Subtotal					5,227,756	5,127,272	5,127,272
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,764,571	8,764,571	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		415,527	410,093	410,093	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,341,684	1,306,881	1,306,881	7/1/2026
	Supplant, Inc. Subtotal ** ^					1,757,211	1,716,974	1,716,974
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,967,808	13,094,889	10,926,993	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,272,202	2,252,211	1,916,072	6/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		445,279	439,569	439,569	8/1/2025
	Umbra Lab, Inc.		Senior Secured	13.5%		2,878,167	2,828,922	2,828,922	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,065,823	1,065,823	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		166,629	165,055	165,055	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	145,328	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,933,530	2,867,300	2,867,300	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,352	4,704,217	4,704,217	10/1/2026
	Zimeno Inc. Subtotal					7,690,882	7,571,517	7,571,517
Other Technology Total		56.6%				$99,406,613	$90,543,555	$67,570,223

Security
	Axiado Corporation		Senior Secured	10.5%		$885,386	$864,939	$864,939	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		885,386	885,383	885,383	10/1/2025
	Axiado Corporation Subtotal					1,770,772	1,750,322	1,750,322
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	34,704	*
Security Total		1.5%				$3,769,289	$3,309,762	$1,785,026

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,148,769	$1,103,285	$1,103,285	10/1/2026
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,594,976	1,594,976	3/1/2027
	BlueCart, Inc.		Senior Secured	14.1%		1,124,923	1,001,277	1,001,277	12/1/2026
	Canopy Technology Corp.		Senior Secured	15.0%		547,212	541,475	541,475	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		610,420	595,815	595,815	11/1/2025
	Canopy Technology Corp. Subtotal					1,157,632	1,137,290	1,137,290
	Chowbus, Inc.		Senior Secured	12.0%		527,766	518,629	518,629	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		364,513	364,510	364,510	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		854,040	829,969	829,969	7/1/2026
	Common Sun, Inc Subtotal					1,218,553	1,194,479	1,194,479
	Eskalera, Inc.		Senior Secured	12.0%		1,128,083	1,103,259	792,024	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		216,860	209,140	209,140	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		316,562	313,999	313,999	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,709	249,109	249,109	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,469	345,326	345,326	8/1/2026
	Form Remodel, Inc. Subtotal					1,132,600	1,117,574	1,117,574
	FutureProof Technologies, Inc.		Senior Secured	13.5%		640,496	617,606	617,606	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		243,895	240,305	240,305	4/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Grokker, Inc.		Senior Secured	11.5%		96,037	95,610	95,610	3/1/2025
	Grokker, Inc. Subtotal					339,932	335,915	335,915
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	784,109	546,129	*
	Hoken Holdings Inc.		Senior Secured	13.0%		379,142	359,408	165,361	5/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,521,957	6,319,245	6,319,245	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		128,333	112,710	112,710	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		848,283	839,947	839,947	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		306,717	303,661	303,661	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,283,333	1,256,318	1,256,318
	Safe Securities Inc.		Senior Secured	11.5%		481,779	478,328	478,328	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		1,680,219	1,661,759	1,661,759	9/1/2025
	Safe Securities Inc. Subtotal					2,161,998	2,140,087	2,140,087
	SF Insuretech, Inc.		Senior Secured	13.5%		786,275	786,275	786,275	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		725,598	725,598	725,598	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,200,388	1,113,723	1,113,723	5/1/2026
	SF Insuretech, Inc. Subtotal					2,712,261	2,625,596	2,625,596
	Swiftly Systems, Inc.		Senior Secured	11.5%		80,788	80,588	80,588	1/1/2025
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,325,856	1,159,785	1,159,785	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	722,566	722,566	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	739,470	739,470	6/1/2026
	Vesta Housing, Inc. Subtotal					1,497,544	1,462,036	1,462,036
Software Total		21.5%				$27,571,485	$26,675,191	$25,664,750

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$1,463,620	$1,438,665	$1,438,665	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	1,907,838	*
Technology Services Total		2.8%				$5,445,920	$5,221,051	$3,346,503

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,002,031	$975,385	$975,385	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		338,922	334,592	334,592	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,340,953	1,309,977	1,309,977
Wireless Total		1.1%				$1,340,953	$1,309,977	$1,309,977

	Grand Total	126.6%				$212,550,855	$194,533,292	$151,064,673

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	3.8%	4,583,701	$4,583,701	$4,583,701
Total Cash Equivalents		3.8%	4,583,701	$4,583,701	$4,583,701

*As of December 31, 2024, loans with a cost basis of $95.5 million and a fair value of $53.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2024, 13.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

    As of December 31, 2024, all loans were made to non-affiliates.

See notes to financial statements.

(Intentionally left blank)

VENTURE LENDING & LEASING IX, INC.

Schedule of Investments

As of December 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$4,034,272	$3,915,776	$3,915,776	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		462,427	450,632	450,632	1/1/2025
	GLO Pharma, Inc.		Senior Secured	10.5%		855,052	842,954	842,954	12/1/2024
	GLO Pharma, Inc.		Senior Secured	10.5%		1,281,930	1,270,942	1,270,942	12/1/2024
	GLO Pharma, Inc. Subtotal					2,136,982	2,113,896	2,113,896
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$10,032,154	$9,733,622	$9,733,622

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$225,469	$224,872	$224,872	3/1/2024
	Canary Connect, Inc.		Senior Secured	12.0%		901,528	896,305	896,305	3/1/2024
	Canary Connect, Inc.		Senior Secured	11.8%		13,521,618	13,193,287	13,193,287	3/1/2026
	Canary Connect, Inc. Subtotal					14,648,615	14,314,464	14,314,464
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,515	1,001,515	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,054	2,052,054
Computers & Storage Total		8.7%				$16,748,895	$16,366,518	$16,366,518

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,687,334	$3,687,334	*
Enterprise Networking Total		2.0%				$5,404,212	$3,687,334	$3,687,334

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,264,876	$4,762,966	$2,801,583	11/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,739	153,231	153,231	7/1/2025
	Ainsly, Inc. Subtotal ** ^					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Good Counsel, LLC		Senior Secured	12.3%		2,707,456	2,431,880	2,431,880	4/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,997,442	2,790,190	*
	Kings Mountain I LLC		Senior Secured	11.5%		94,770	76,620	71,768	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		1,245,475	1,201,210	1,201,210	1/1/2025
	Osix Corporation		Senior Secured	12.3%		3,679,812	3,369,724	3,369,724	*
	Pixalate, Inc.		Senior Secured	12.5%		3,389,495	3,271,244	3,271,244	4/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	Residently USA, LLC ** ^		Senior Secured	12.0%		422,364	389,326	389,326	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,769,455	5,446,191	5,446,191	7/1/2026
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Usual Beverage Co.		Senior Secured	12.0%		1,699,532	1,629,519	284,813	*
	Verishop, Inc.		Senior Secured	12.6%		1,145,286	1,139,192	1,139,192	12/1/2024
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170
Internet Total		24.6%				$58,736,306	$53,735,974	$46,464,670

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	CytoVale, Inc.		Senior Secured	12.0%		1,217,661	1,205,201	1,205,201	1/1/2025
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,932,603	—	*
	Norbert Health, Inc.		Senior Secured	12.3%		222,648	217,849	217,849	6/1/2024
	Siren Care, Inc.		Senior Secured	13.5%		606,861	604,374	604,374	1/1/2025
Medical Devices Total		1.1%				$12,445,912	$11,306,777	$2,027,424

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$3,204,172	$3,083,630	$3,083,630	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		690,974	688,087	688,087	6/1/2024
	Grayce, Inc.		Senior Secured	11.8%		215,439	213,798	213,798	12/1/2024
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026
	Grayce, Inc.		Senior Secured	11.8%		327,838	322,236	322,236	9/1/2024
	Grayce, Inc. Subtotal					1,207,948	1,167,943	1,167,943
	Hello Heart Inc.		Senior Secured	11.0%		440,421	434,449	434,449	6/1/2024
	Hello Heart Inc.		Senior Secured	11.0%		1,250,622	1,242,667	1,242,667	6/1/2025
	Hello Heart Inc. Subtotal					1,691,043	1,677,116	1,677,116
	Honeybee Health, Inc.		Senior Secured	11.0%		1,503,502	1,438,883	1,438,883	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	11.2%		2,224,305	2,008,841	—	*
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	Oula Health, Inc.		Senior Secured	12.0%		56,647	56,322	56,322	2/1/2024
	Oula Health, Inc.		Senior Secured	12.0%		90,275	89,868	89,868	7/1/2024
	Oula Health, Inc. Subtotal					146,922	146,190	146,190
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Therapydia, Inc.		Senior Secured	12.0%		1,777,402	1,753,942	1,753,942	2/1/2027
	Tia, Inc.		Senior Secured	11.8%		371,042	364,011	364,011	5/1/2024
	Tia, Inc.		Senior Secured	11.8%		818,984	815,087	815,087	9/1/2024
	Tia, Inc. Subtotal					1,190,026	1,179,098	1,179,098
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	588,211	553,968	1/1/2026
	Yes Health, Inc.		Senior Secured	12.0%		1,773,262	1,705,392	—	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		8.0%				$19,749,675	$18,916,257	$15,167,781

Other Technology
	8i Corporation		Senior Secured	12.0%		$390,777	$386,909	$243,768	10/1/2025
	Aclima, Inc.		Senior Secured	12.0%		321,219	298,126	298,126	*
	Airspeed, Inc.		Senior Secured	11.0%		532,573	505,660	505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	970,983	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,324	127,662	*
	BloomTech Inc.		Senior Secured	11.3%		267,698	267,698	267,698	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	724,173	649,416	9/1/2024
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025
	Candy Club Holdings, Inc.		Senior Secured	12.0%		6,166,737	5,802,074	1,550,346	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,246,061	1,246,061	10/1/2027
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited Subtotal ** ^					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		2,018,671	1,798,943	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,344	2,369,344	5/1/2026
	EasyKnock, Inc. Subtotal					6,386,739	6,148,488	6,148,488
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. Subtotal ** ^					3,140,216	3,035,867	3,035,867
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Hadrian Automation, Inc.		Senior Secured	11.5%		1,366,697	1,342,175	1,342,175	2/1/2025
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		2,143,133	2,109,187	2,109,187	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		3,780,792	3,708,955	3,708,955	6/1/2025
	Higher Ground Education, Inc. Subtotal					5,923,925	5,818,142	5,818,142
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Hyphen Technologies, Inc.		Senior Secured	12.0%		644,888	635,125	635,125	7/1/2024
	Hyphen Technologies, Inc. Subtotal					3,382,231	3,279,266	3,279,266
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		935,240	900,588	900,588	1/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					1,411,295	1,339,519	1,339,519
	Mavenform, Inc.		Senior Secured	11.0%		375,896	372,103	372,103	10/1/2025
	Mavenform, Inc.		Senior Secured	11.5%		221,127	218,898	218,898	6/1/2024
	Mavenform, Inc.		Senior Secured	11.5%		313,405	310,943	310,943	6/1/2025
	Mavenform, Inc.		Senior Secured	11.0%		986,918	966,038	966,038	7/1/2025
	Mavenform, Inc. Subtotal					1,897,346	1,867,982	1,867,982
	Merlin Labs, Inc.		Senior Secured	11.0%		1,606,760	1,570,011	1,570,011	6/1/2025
	MinoMonsters, Inc. ** ^		Senior Secured	11.5%		904,417	894,738	894,738	10/1/2024
	Momentus Space LLC **		Senior Secured	12.0%		2,292,963	2,285,030	2,285,030	2/1/2024
	Natomas Labs, Inc.		Senior Secured	13.3%		4,407,183	4,167,612	4,167,612	9/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,028	150,032	150,032	2/1/2024
	OnePointOne, Inc.		Senior Secured	12.0%		151,109	150,780	150,780	2/1/2024
	OnePointOne, Inc. Subtotal					302,137	300,812	300,812
	Phase Four, Inc.		Senior Secured	11.5%		645,144	631,219	631,219	12/1/2024
	Phase Four, Inc.		Senior Secured	11.5%		690,634	682,050	682,050	8/1/2025
	Phase Four, Inc. Subtotal					1,335,778	1,313,269	1,313,269
	Plant Prefab, Inc.		Senior Secured	11.0%		789,927	784,016	784,016	11/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	Plant Prefab, Inc.		Senior Secured	11.0%		873,346	858,280	858,280	8/1/2024
	Plant Prefab, Inc. Subtotal					2,899,636	2,816,407	2,816,407
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Privoro Holdings, Inc.		Senior Secured	12.0%		275,766	273,403	273,403	4/1/2024
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,184	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,132
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Setex Technologies, Inc.		Senior Secured	12.3%		367,247	356,513	356,513	8/1/2024
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,672,341	1,636,131	1,636,131
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. Subtotal ** ^					2,500,000	2,406,876	2,406,876
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,689,730	12,816,811	12,816,811	*
	The Farm Project, PBC.		Senior Secured	12.0%		2,617,147	2,575,221	2,575,221	1/1/2025
	The Safe and Fair Food Company LLC		Senior Secured	12.3%		758,271	731,681	731,681	9/1/2024
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,912	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,692	658,160
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,816	1,101,946	1,101,946	6/1/2024
	Umbra Lab, Inc.		Senior Secured	12.0%		1,110,412	1,102,605	1,102,605	6/1/2024
	Umbra Lab, Inc. Subtotal					6,938,416	6,788,017	6,788,017
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,362,429	1,362,429	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	498,994	*
	World Wrapps II, Inc.		Senior Secured	12.0%		111,028	105,072	105,072	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,036	111,036	111,036	6/1/2024
	World Wrapps II, Inc.		Senior Secured	12.0%		111,166	111,166	111,166	6/1/2024
	World Wrapps II, Inc. Subtotal					333,230	327,274	327,274
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		75.8%				$178,296,191	$167,462,148	$142,995,711

Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,762,565	$1,762,565	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,849,098	1,849,098	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	50,722	*
Security Total		2.0%				$5,805,940	$5,278,361	$3,769,643

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Afero, Inc.		Senior Secured	12.3%		95,118	94,408	94,408	1/1/2024
	BackboneAI Inc.		Senior Secured	12.3%		134,312	133,684	130,791	8/1/2024
	Bizly, Inc.		Senior Secured	12.5%		1,636,661	1,600,527	1,600,527	12/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,432	1,139,432	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp. Subtotal					2,110,579	2,039,115	2,039,115
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		453,850	445,992	445,992	3/1/2025
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	Grokker, Inc. Subtotal					857,323	839,578	839,578
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,162	376,162	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,651	743,651
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.0%		226,953	226,084	226,084	9/1/2024
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841
	Safe Securities Inc.		Senior Secured	11.5%		797,813	788,287	788,287	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		3,707,507	3,620,387	3,620,387	9/1/2025
	Safe Securities Inc. Subtotal					4,505,320	4,408,674	4,408,674
	SF Insuretech, Inc.		Senior Secured	13.5%		988,750	988,750	988,750	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,920,296	1,701,661	1,701,661	5/1/2026
	SF Insuretech, Inc.		Senior Secured	11.8%		878,326	866,253	866,253	8/1/2024
	SF Insuretech, Inc.		Senior Secured	13.5%		988,431	988,431	988,431	9/1/2026
	SF Insuretech, Inc. Subtotal					4,775,803	4,545,095	4,545,095
	Swiftly Systems, Inc.		Senior Secured	11.5%		992,459	975,741	975,741	1/1/2025
	Swiftly Systems, Inc.		Senior Secured	11.5%		1,548,309	1,475,261	1,475,261	10/1/2024
	Swiftly Systems, Inc. Subtotal					2,540,768	2,451,002	2,451,002
	Terragon, Inc. ** ^		Senior Secured	12.0%		93,038	87,637	87,637	5/1/2024
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	Truthset, Inc.		Senior Secured	12.5%		316,907	291,452	291,452	9/1/2024
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,411	1,113,411	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,608	2,268,608
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
	Workspot, Inc.		Senior Secured	12.0%		112,755	112,008	112,008	3/1/2024
Software Total		23.7%				$46,877,344	$44,992,291	$44,687,949

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$927,277	$910,395	$910,395	1/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,569	600,569	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,770,172	1,733,026	1,733,026	6/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc. Subtotal					8,846,716	8,363,274	8,363,274

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	12.0%		555,388	547,459	547,459	6/1/2024
	Klar Holdings Limited ** ^		Senior Secured	12.0%	3.0%	798,776	794,348	794,348	8/1/2024
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Klar Holdings Limited Subtotal ** ^					4,810,013	4,664,879	4,664,879
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	2,537,800	*
Technology Services Total		8.2%				$17,639,029	$16,810,539	$15,565,953

Wireless
	AirVine Scientific, Inc.		Senior Secured	10.8%		$137,457	$136,703	$136,703	6/1/2024
	AirVine Scientific, Inc.		Senior Secured	10.8%		137,388	135,628	135,628	6/1/2024
	AirVine Scientific, Inc. Subtotal					274,845	272,331	272,331
	Juvo Mobile, Inc. **		Senior Secured	15.5%		500,000	489,833	489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. Subtotal **					2,000,000	1,926,223	1,926,223
	MeshPlusPlus, Inc.		Senior Secured	12.5%		84,976	84,148	84,148	3/1/2024
	MeshPlusPlus, Inc.		Senior Secured	12.5%		55,783	55,474	55,474	6/1/2024
	MeshPlusPlus, Inc. Subtotal					140,759	139,622	139,622
Wireless Total		1.2%				$2,415,604	$2,338,176	$2,338,176

	Grand Total	160.5%				$374,151,262	$350,627,997	$302,804,781

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	11.1%	21,017,408	$21,017,408	$21,017,408
Total Cash Equivalents		11.1%	$21,017,408	$21,017,408	$21,017,408

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar
Floating interest rate of USD-SOFR with a cap rate of 1.36% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.42% to be paid monthly	Zions Bancorporation, N.A.	6/30/2025	$50,000,000	$2,187,231	$—	$2,187,231
Floating interest rate of USD-SOFR with a cap rate of 2.11% to be received monthly	Floating interest rate of USD-SOFR with a floor rate of 0.53% to be paid monthly	Zions Bancorporation, N.A.	3/18/2024	90,000,000	861,946	—	861,946
Total Derivative Instruments				$140,000,000	$3,049,177	$—	$3,049,177
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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association (“US Bank”), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2024, the Fund held 4,583,701 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35% and $500,000 in cash, which together represented 4.26% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 21,017,408 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $500,000 in cash, which together represented 11.40% of the net assets of the Fund.

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

As of December 31, 2024 and 2023, the financial statements included nonmarketable investments of $151.1 million and $302.8 million, respectively (or 94.4% and 90.8% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of December 31, 2024 and 2023, loans with a cost basis of $95.5 million and $77.7 million and a fair value of $53.8 million and $32.9 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2024 and 2023, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

Derivative Instruments

The Fund used derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).

Derivative instruments were carried at fair value based on the quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considered the future expected interest rates on the notional principal balance remaining which was comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models considered inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund was a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund had elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts were recorded at gross fair value in either derivative assets or derivative liability in the Statements of Assets and Liabilities, depending on whether the fair value of the contract was in favor of the Fund or the counterparty. The changes in fair value were recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the monthly interest received or paid on the contract, if any, were recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The Fund terminated all of its derivative contracts as of December 31, 2024.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund adopted the amendment for its fiscal year beginning January 1, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-07.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2024 and 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Weighted-Average Interest Rate – Cash	14.07%	14.13%	11.68%	13.17%
Weighted Average Interest Rate – Non-Cash	3.30%	3.51%	2.70%	3.26%
Weighted-Average Interest Rate	17.37%	17.64%	14.38%	16.43%

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

All loans as of December 31, 2024 and 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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
There were no transfers in or out of Level 1, 2 or 3 during the years ended December 31, 2024 and 2023.

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

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is leveraged once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of our loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2024 and 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,497,275	Most advantageous market analysis	Most advantageous market coupon rate	16%	16%
Computers & Storage	10,763,242	Most advantageous market analysis	Most advantageous market coupon rate	14% - 16%	14%
Enterprise Networking	3,310,413	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	29,154,761	Most advantageous market analysis	Most advantageous market coupon rate	19% - 20%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	310,783	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	4,351,720	Most advantageous market analysis	Most advantageous market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^
Other Technology	67,570,223	Most advantageous market analysis	Most advantageous market coupon rate	11% - 38%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	1,785,026	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^
Software	25,664,750	Most advantageous market analysis	Most advantageous market coupon rate	13% - 26%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 95%^
Technology Services	3,346,503	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
		Asset Recovery	Probability weighing of alternative outcomes	13% - 50%*

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Wireless	1,309,977	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
Total Loan Investments	$151,064,673

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
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of December 31, 2024 and 2023 measured at fair value on a recurring basis:

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$151,064,673	$151,064,673
Cash equivalents	4,583,701	—	—	4,583,701
Total	$4,583,701	$—	$151,064,673	$155,648,374

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$302,804,781	$302,804,781
Derivative assets	—	3,049,177	—	3,049,177
Cash equivalents	21,017,408	—	—	21,017,408
Total	$21,017,408	$3,049,177	$302,804,781	$326,871,366

† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	545,652	1,903,444	5,220,338	3,270,574
Principal payments on loans, net of accretion	(134,971,327)	—	—	—
Distributions to shareholder	—	(1,903,444)	(5,220,338)	(3,270,574)
Net realized loss from loans	(21,669,030)	—	—	—
Net change in unrealized loss from loans	4,354,597	—	—	—
Ending balance	$151,064,673	$—	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2024	$(14,984,181)

	For the Year Ended December 31, 2023
	Loans	Warrants	Stocks
Beginning balance	$489,691,665	$—	$—
Acquisitions and originations	29,750,000	3,405,244	486,490
Principal payments on loans, net of accretion	(188,878,463)	—	—
Proceeds from sale of loan	(6,043,138)	—	—
Distributions to shareholder	—	(3,405,244)	(486,490)
Net realized loss from loans	(6,106,352)	—	—
Net change in unrealized loss from loans	(15,608,931)	—	—
Ending balance	$302,804,781	$—	$—
Net change in unrealized loss from loans relating to loans still held at December 31, 2023	$(16,221,497)

There were no Level 3 liabilities as of December 31, 2024 and 2023.

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

5.    CAPITAL STOCK

As of both December 31, 2024 and 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both December 31, 2024 and 2023, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash distributions	$62,042,000	$100,992,000	$62,500,000
Distributions of securities	10,394,356	3,891,734	19,349,190
Total distributions to shareholder	$72,436,356	$104,883,734	$81,849,190

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

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of December 31, 2024 and 2023, the Fund’s asset coverage for borrowings was 400% and 231%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time, the “Amended and Restated Loan and Security Agreement”) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $79.5 million as of December 31, 2024.

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

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of December 31, 2024, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

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

As of December 31, 2024, the SOFR rate was as follows:

Overnight	4.4900%
Daily Simple SOFR	4.3100%
30-day Average SOFR	4.5277%
90-day Average SOFR	4.6196%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2024 and 2023, the remaining unamortized fees and costs of $0.7 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal at all times to at least 50% of the outstanding borrowings if outstanding principal balance is greater than $40 million (see Note 8). As of December 31, 2024 and 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$39,500,000	$142,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$39,500,000	$142,500,000
(a)Inclusive of 2.85% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

The carrying value of the borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2024 and 2023, $39.5 million and $142.5 million, respectively, was outstanding under the debt facility.

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

For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through December 31, 2024, Management Fees were calculated at 0.60%. For the period from January 1, 2023 through June 30, 2023, Management Fees were calculated at 1.25% of the Company's committed capital and for the period from July 1, 2023 through December 31, 2023, Management Fees were calculated at 0.90%.

Management Fees of $3.5 million, $4.9 million and $6.3 million were recognized as expenses for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The ability of the Fund to co-invest with Fund VIII, Fund X, and other clients advised by the Manager, was subject to the conditions (the “Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund VIII and Fund X, advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

8.    DERIVATIVE INSTRUMENTS

The Fund used derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility (see Note 6), as the Fund originates fixed rate loans.

Interest Rate Collar

As of December 31, 2023, the Fund had interest rate collar contracts with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Actual Termination Date
Zions Bancorporation, N.A.	05/31/2022	$50,000,000	1.36%	0.42%	USD-SOFR rate	12/18/2024
Zions Bancorporation, N.A.	06/01/2022	$90,000,000	2.11%	0.53%	USD-SOFR rate	03/18/2024

Both the above interest rate collar contracts were terminated during the year ended December 31, 2024.

The interest rate collar mitigated the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar established a range where the Fund paid the counterparty when the SOFR rate fell below the established floor rate, and the counterparty paid the Fund when the SOFR rate exceeded the established cap rate. The interest rate collar settled monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Statements of Assets and Liabilities as of December 31, 2024 and 2023.

	Derivative Assets
Derivative Instruments	December 31, 2024	December 31, 2023
Interest rate collar	$—	$3,049,177

The following table shows the effect of the Fund's derivative instruments on the Fund's Statements of Operations for the year ended December 31, 2024, 2023 and 2022.

		For the Year Ended
Derivative Instruments	Statements of Operations Caption	December 31, 2024	December 31, 2023	December 31, 2022
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(3,049,177)	$(7,595,174)	$9,812,446
	Net realized gain from derivative instruments	$3,493,050	$8,948,922	$1,891,885
The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2023.

	As of December 31, 2023
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$3,049,177	$—	$—	$—	$3,049,177
Total	$3,049,177	$—	$—	$—	$3,049,177
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
There were no derivative liabilities as of December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2024 and 2023:

Assets	As of December 31, 2024
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$194,533,292	$—	$(43,468,619)	$(43,468,619)
Total	$194,533,292	$—	$(43,468,619)	$(43,468,619)

	As of December 31, 2023
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$350,627,997	$—	$(47,823,216)	$(47,823,216)
Derivative assets	—	3,049,177	—	3,049,177
Total	$350,627,997	$3,049,177	$(47,823,216)	$(44,774,039)

There was no unrealized appreciation or depreciation related to liabilities as of December 31, 2024 and 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  As of December 31, 2024 and 2023, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2024 and 2023, the tax character of distributions paid was ordinary income in the amount of $1.8 million and $48.6 million, and return of capital of $70.6 million and $56.3 million, respectively.

As of December 31, 2024 and 2023, the components of total distributions on a tax basis were as follows:

	December 31, 2024	December 31, 2023
Accumulated capital losses	$(21,751,896)	$(3,575,916)
Other temporary differences	(1,063,571)	(1,077,692)
Distributions in excess of net investment income	(221,494,702)	(169,007,520)
Net unrealized depreciation	(43,468,620)	(44,774,039)
Total distributions	$(287,778,789)	$(218,435,167)

As of December 31, 2024, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of December 31, 2024 and 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The CODM is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2024, 2023, 2022, 2021 and 2020.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020

Total return	1.84%	9.86%	26.49%	33.72%	13.87%

Per share amounts:
Net asset value, beginning of year	$1,886.90	$2,682.12	$2,301.94	$1,833.27	$1,138.32
Net investment income	199.63	457.23	644.03	709.50	339.13
Net realized and change in unrealized loss from loans and derivative instruments	(168.71)	(203.62)	(60.35)	(47.54)	(130.01)
Net increase in net assets resulting from operations	30.92	253.61	583.68	661.96	209.12
Distributions of income to shareholder	(17.87)	(485.65)	(629.08)	(694.82)	(329.25)
Return of capital to shareholder	(706.49)	(563.18)	(189.42)	(523.47)	(134.92)
Contributions from shareholder	—	—	615.00	1,025.00	950.00
Net asset value, end of year	1,193.46	1,886.90	2,682.12	2,301.94	1,833.27
Net assets, end of year	$119,346,211	$188,689,833	$268,212,295	$230,193,551	$183,326,835

Ratios to average net assets:
Expenses	7.99%	9.66%	7.95%	6.69%	8.17%
Net investment income	13.27%	19.54%	26.17%	31.60%	22.50%
Portfolio turn-over rate	—%	1.50%	0.38%	—%	—%
Average debt outstanding	$84,153,846	$198,192,308	$264,153,846	$206,569,231	$109,269,231

13.     SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Annual Report on Form 10-K and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.