Form 10-Q
period 2025-03-31
Venture Lending & Leasing IX, Inc.
filed 2025-05-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2025
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of March 31, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(amortized cost of $175,812,110 and $194,533,292, respectively)	$129,809,562	$151,064,673
Cash and cash equivalents	7,306,613	5,083,701
Dividend and interest receivables	1,037,401	1,424,095
Other assets	800,314	2,394,009
Total assets	138,953,890	159,966,478

LIABILITIES
Borrowings under debt facility	21,500,000	39,500,000
Accrued management fees	690,000	690,000
Accounts payable and other accrued liabilities	389,848	430,267
Total liabilities	22,579,848	40,620,267

NET ASSETS	$116,374,042	$119,346,211

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(243,600,121)	(243,161,880)
Total distributable losses	(47,150,837)	(44,616,909)
Net assets (equivalent to $1,163.74 and $1,193.46 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$116,374,042	$119,346,211

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

INVESTMENT INCOME:
Interest on loans	$3,031,571	$10,567,302
Other income	75,751	387,154
Total investment income	3,107,322	10,954,456

EXPENSES:
Management fees	690,000	1,035,000
Interest expense	739,461	2,795,893
Banking and professional fees	256,158	106,000
Other operating expenses	41,327	61,867
Total expenses	1,726,946	3,998,760
Net investment income	1,380,376	6,955,696

Net realized loss from loans	(734,522)	—
Net realized gain from derivative instruments	—	1,367,286
Net change in unrealized loss from loans	(2,533,928)	(5,331,734)
Net change in unrealized loss from derivative instruments	—	(928,213)
Net realized and change in unrealized loss from loans and derivative instruments	(3,268,450)	(4,892,661)

Net increase (decrease) in net assets resulting from operations	$(1,888,074)	$2,063,035

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(18.88)	$20.63
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	2,063,035	2,063,035
Distribution of income to shareholder	—	—	—	—	(4,184,457)	(4,184,457)
Balance at March 31, 2024	100,000	$100	$407,124,900	$(172,512,838)	$(48,043,751)	$186,568,411

Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211
Net decrease in net assets resulting from operations	—	—	—	—	(1,888,074)	(1,888,074)
Distributions of income to shareholder	—	—	—	—	(645,854)	(645,854)
Return of capital to shareholder	—	—	—	(438,241)	—	(438,241)
Balance at March 31, 2025	100,000	$100	$407,124,900	$(243,600,121)	$(47,150,837)	$116,374,042

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(1,888,074)	$2,063,035
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	734,522	—
Net realized gain from derivative instruments	—	(1,367,286)
Net change in unrealized loss from loans	2,533,928	5,331,734
Net change in unrealized loss from derivative instruments	—	928,213
Amortization of deferred costs related to debt facility	140,974	140,506
Origination of loans	—	(496,047)
Principal payments on loans, net of accretion	16,902,566	43,960,193
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	386,694	756,583
Net (increase) decrease in other assets	629,721	(639,569)
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(40,419)	(183,670)
Net cash provided by operating activities	19,399,912	50,493,692

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	—	(3,542,000)
Repayments of borrowings under debt facility	(18,000,000)	(42,500,000)
Payments received from derivative instruments	823,000	1,367,286
Net cash used in financing activities	(17,177,000)	(44,674,714)

Net increase in cash and cash equivalents	2,222,912	5,818,978

CASH AND CASH EQUIVALENTS:
Beginning of period	5,083,701	21,517,408
End of period	$7,306,613	$27,336,386

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$695,076	$2,845,599
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,084,095	$642,457
Receipt of equity securities as repayment of loans	$1,084,095	$642,457

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$722,456	$717,803	$717,803	6/1/2025
	Ukko Inc.		Senior Secured	11.5%		1,759,491	1,720,299	1,720,299	5/1/2026
Biotechnology Total		2.1%				$2,481,947	$2,438,102	$2,438,102

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,873,374	$8,874,451	*
	Proto, Inc.		Senior Secured	12.8%		361,468	361,468	361,468	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		360,657	354,589	354,589	10/1/2025
	Proto, Inc. Subtotal					722,125	716,057	716,057
Computers & Storage Total		8.2%				$10,601,146	$10,589,431	$9,590,508

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,216,183	$3,216,183	*
Enterprise Networking Total		2.8%				$5,404,212	$3,216,183	$3,216,183

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,350,238	$4,810,338	$3,197,579	*
	D2C Store, Inc.		Senior Secured	10.0%		1,009,835	362,688	362,688	1/1/2027
	Good Counsel, Inc.		Senior Secured	12.3%		1,736,920	1,507,901	1,507,901	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,752,559	*
	Miami Labs, Inc.		Senior Secured	13.3%		5,531,584	5,349,262	5,349,262	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		350,072	331,730	331,730	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		405,041	400,800	217,158	10/1/2028
	RetailerX, Inc.		Senior Secured	11.3%		5,527,786	5,441,466	4,785,202	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Vinvesto, Inc.		Senior Secured	15.0%		128,400	128,400	128,400	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		128,206	122,609	122,609	5/1/2026
	Vinvesto, Inc. Subtotal					256,606	251,009	251,009
Internet Total		23.1%				$38,217,757	$34,319,698	$26,890,039

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,813	—	*
Medical Devices Total		—%				$10,398,742	$9,289,563	$—

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$119,423	$95,677	$16,463	*
	Hello Heart Inc.		Senior Secured	11.0%		222,957	222,651	222,651	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		459,354	452,794	452,794	9/1/2025
	Julie Products Inc.		Senior Secured	13.0%		248,397	244,425	244,425	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		196,661	194,557	194,557	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		224,710	222,058	222,058	6/1/2026
	Julie Products Inc. Subtotal					669,768	661,040	661,040
	KBS, Inc.		Senior Secured	14.0%		135,984	130,013	130,013	6/1/2026
	Open Inc.		Senior Secured	14.8%		222,452	220,999	220,999	3/1/2026
	Open Inc.		Senior Secured	13.5%		220,549	215,573	215,573	3/1/2026
	Open Inc. Subtotal					443,001	436,572	436,572
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		151,410	149,975	149,975	7/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Therapydia, Inc.		Senior Secured	12.5%		409,822	262,819	262,819	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,970	318,891	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		127,040	120,770	120,770	5/1/2026
Other Healthcare Total		2.4%				$3,450,493	$3,151,281	$2,771,988

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	1,051,870	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	—	*
	BloomTech Inc.		Senior Secured	11.3%		307,916	307,916	307,916	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,178	212,313	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,562	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,375,000	1,235,782	1,235,782	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	917,468	917,468	2/1/2028
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,249	106,206	*
	Creoate Limited ** ^		Senior Secured	15.5%		400,006	394,865	394,865	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		110,655	109,828	109,828	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		248,771	244,501	244,501	12/1/2025
	Creoate Limited Subtotal ** ^					759,432	749,194	749,194
	Digital. Thing(s), Inc.		Senior Secured	13.5%		359,964	230,290	230,290	1/1/2027
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	488,976	23,956	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		2,163,724	2,025,517	2,025,517	*
	Hint, Inc.		Senior Secured	12.0%		620,177	610,155	610,155	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,305,011	1,283,524	1,283,524	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		742,437	734,284	734,284	11/1/2025
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		116,312	111,018	111,018	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		771,511	726,401	726,401	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		117,404	116,477	116,477	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		165,507	156,120	156,120	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		669,927	663,338	663,338	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					835,434	819,458	819,458
	Mavenform, Inc.		Senior Secured	11.1%		1,450,280	1,439,168	1,138,766	*
	Merlin Labs, Inc.		Senior Secured	11.0%		286,449	285,020	285,020	6/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%		218,789	213,276	98,282	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,203,148	1,984,236	*
	PlantBaby, Inc.		Senior Secured	12.0%		19,119	18,944	18,944	5/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		18,926	18,845	18,845	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		32,640	32,417	32,417	10/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		46,570	44,418	44,418	1/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		63,909	62,842	62,842	5/1/2026
	PlantBaby, Inc. Subtotal					181,164	177,466	177,466
	Platform Science, Inc.		Senior Secured	12.5%		2,018,443	1,966,833	1,966,833	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,190,253	2,176,314	2,176,314	3/1/2026
	Platform Science, Inc. Subtotal					4,208,696	4,143,147	4,143,147
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,701,020	8,626,175	8,626,175	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,716,973	1,552,169	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,967,808	13,094,889	11,971,852	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,015,039	2,000,650	1,664,511	1/1/2027
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	320,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		282,411	279,956	279,956	8/1/2025
	Umbra Lab, Inc.		Senior Secured	13.5%		2,376,500	2,342,571	2,342,571	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	991,672	991,672	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		112,754	111,997	111,997	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	145,328	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,288,084	2,246,894	2,246,894	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,165,101	4,124,252	4,124,252	10/1/2026
	Zimeno Inc. Subtotal					6,453,185	6,371,146	6,371,146
Other Technology Total		52.3%				$91,775,387	$82,511,628	$60,888,220

Security
	Axiado Corporation		Senior Secured	10.5%		$627,742	$627,740	$627,740	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		627,742	617,024	617,024	10/1/2025
	Axiado Corporation Subtotal					1,255,484	1,244,764	1,244,764
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	34,704	*
Security Total		1.1%				$3,254,001	$2,804,204	$1,279,468

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,008,037	$972,873	$972,873	10/1/2026
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,600,564	1,600,564	6/1/2027
	BlueCart, Inc.		Senior Secured	14.1%		1,069,662	968,413	968,413	12/1/2026
	Common Sun, Inc		Senior Secured	11.0%		324,970	324,970	324,970	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		728,712	711,045	711,045	7/1/2026
	Common Sun, Inc Subtotal					1,053,682	1,036,015	1,036,015
	Eskalera, Inc.		Senior Secured	12.0%		1,261,091	1,237,597	749,154	9/1/2028
	Form Remodel, Inc.		Senior Secured	11.0%		267,299	265,458	123,234	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		199,613	198,582	92,372	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		300,112	297,770	138,087	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		164,825	160,233	72,534	12/1/2025
	Form Remodel, Inc. Subtotal					931,849	922,043	426,227
	FutureProof Technologies, Inc.		Senior Secured	13.5%		542,383	525,826	525,826	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		200,918	198,453	198,453	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	377,555	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		5,912,173	5,745,618	5,745,618	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		756,266	749,632	749,632	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		273,446	271,014	271,014	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		114,412	101,870	101,870	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,144,124	1,122,516	1,122,516
	Safe Securities Inc.		Senior Secured	11.5%		1,136,093	1,127,294	1,127,294	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		396,955	394,600	394,600	4/1/2026
	Safe Securities Inc. Subtotal					1,533,048	1,521,894	1,521,894
	SF Insuretech, Inc.		Senior Secured	13.5%		632,080	632,080	632,080	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,004,796	943,493	943,493	5/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		694,821	694,821	694,821	11/1/2026
	SF Insuretech, Inc. Subtotal					2,331,697	2,270,394	2,270,394
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,307,095	1,164,828	1,164,828	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		632,799	626,106	626,106	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		632,799	613,898	613,898	6/1/2026
	Vesta Housing, Inc. Subtotal					1,265,598	1,240,004	1,240,004
Software Total		17.2%				$22,340,783	$21,668,322	$20,039,329

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$928,088	$917,446	$917,446	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	654,413	*
Technology Services Total		1.4%				$4,910,388	$4,699,832	$1,571,859

Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$290,675	$287,479	$287,479	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		855,972	836,387	836,387	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,146,647	1,123,866	1,123,866
Wireless Total		1.0%				$1,146,647	$1,123,866	$1,123,866

	Grand Total	111.6%				$193,981,503	$175,812,110	$129,809,562

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	5.8%	6,804,113	$6,804,113	$6,804,113
Total Cash Equivalents		5.8%	$6,804,113	$6,804,113	$6,804,113
* As of March 31, 2025, loans with a cost basis of $107.5 million and a fair value of $63.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2025, 11.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of March 31, 2025, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$1,424,098	$1,408,179	$1,408,179	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		37,551	37,410	37,410	1/1/2025
	Ukko Inc.		Senior Secured	11.5%		2,107,295	2,051,686	2,051,686	5/1/2026
Biotechnology Total		2.9%				$3,568,944	$3,497,275	$3,497,275

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,758,853	$9,758,853	3/1/2026
	Proto, Inc.		Senior Secured	12.5%		507,469	495,929	495,929	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		508,460	508,460	508,460	10/1/2025
	Proto, Inc. Subtotal					1,015,929	1,004,389	1,004,389
Computers & Storage Total		9.0%				$10,894,950	$10,763,242	$10,763,242

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,310,413	$3,310,413	*
Enterprise Networking Total		2.8%				$5,404,212	$3,310,413	$3,310,413

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,350,238	$4,821,628	$4,014,479	*
	D2C Store, Inc.		Senior Secured	10.0%		1,305,572	912,688	912,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		1,996,772	1,697,833	1,697,833	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,752,559	*
	Miami Labs, Inc.		Senior Secured	13.3%		5,877,795	5,626,862	5,626,862	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		772,050	744,720	744,720	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		376,963	361,961	178,319	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,527,786	5,450,354	4,794,090	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Vinvesto, Inc.		Senior Secured	15.0%		153,163	153,163	153,163	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		152,975	145,097	145,097	5/1/2026
	Vinvesto, Inc. Subtotal					306,138	298,260	298,260
Internet Total		24.4%				$39,562,989	$35,778,810	$29,154,761

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,918,414	—	*
	Siren Care, Inc.		Senior Secured	13.5%		310,920	310,783	310,783	1/1/2025
Medical Devices Total		0.3%				$10,709,662	$9,575,947	$310,783

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$485,515	$481,710	$481,710	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		118,797	95,051	46,363	*
	Hello Heart Inc.		Senior Secured	11.0%		439,894	438,841	438,841	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		679,770	666,022	666,022	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		237,698	234,650	234,650	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		366,753	358,529	358,529	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		264,681	261,019	261,019	6/1/2026
	Julie Products Inc. Subtotal					869,132	854,198	854,198
	KBS, Inc.		Senior Secured	14.0%		160,491	152,256	152,256	6/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Open Inc.		Senior Secured	13.5%		271,270	263,850	263,850	3/1/2026
	Open Inc.		Senior Secured	14.8%		273,217	270,883	270,883	3/1/2026
	Open Inc. Subtotal					544,487	534,733	534,733
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		261,096	257,207	257,207	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		453,077	306,075	306,075	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	471,310	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		151,845	143,005	143,005	5/1/2026
Other Healthcare Total		3.6%				$4,875,838	$4,548,069	$4,351,720

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	1,051,870	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	125,523	*
	BloomTech Inc.		Senior Secured	11.3%		299,416	299,416	299,416	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,178	212,314	12/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Candy Club Holdings, Inc.		Senior Secured	8.5%		750,000	734,522	—	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	1,033,864	1,033,864	5/1/2027
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	211,951	*
	Creoate Limited ** ^		Senior Secured	14.0%		136,025	134,790	134,790	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		444,128	437,777	437,777	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		327,018	319,831	319,831	12/1/2025
	Creoate Limited Subtotal ** ^					907,171	892,398	892,398
	Digital. Thing(s), Inc.		Senior Secured	12.0%		328,844	293,172	293,172	10/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	534,576	25,853	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		325,522	324,460	324,460	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,339,384	1,329,730	1,329,730	6/1/2025
	Higher Ground Education, Inc. Subtotal					1,664,906	1,654,190	1,654,190
	Hint, Inc.		Senior Secured	12.0%		1,527,606	1,479,004	1,479,004	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,608,875	1,576,699	1,576,699	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,006,125	991,613	991,613	11/1/2025
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		286,146	261,015	261,015	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		834,464	771,276	771,276	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		231,496	228,325	228,325	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		217,628	201,948	201,948	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		764,101	755,548	755,548	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					981,729	957,496	957,496
	Mavenform, Inc.		Senior Secured	11.1%		1,453,642	1,445,530	1,145,128	10/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		565,162	560,264	560,264	6/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	317,157	317,157	317,157	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,286,773	2,067,861	*
	PlantBaby, Inc.		Senior Secured	12.0%		32,637	32,416	32,416	7/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		76,300	74,791	74,791	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		47,093	46,250	46,250	5/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	PlantBaby, Inc.		Senior Secured	13.8%		59,550	56,119	56,119	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		45,953	45,528	45,528	10/1/2025
	PlantBaby, Inc. Subtotal					261,533	255,104	255,104
	Platform Science, Inc.		Senior Secured	12.5%		2,530,661	2,451,050	2,451,050	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,697,095	2,676,222	2,676,222	3/1/2026
	Platform Science, Inc. Subtotal					5,227,756	5,127,272	5,127,272
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,764,571	8,764,571	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		415,527	410,093	410,093	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,341,684	1,306,881	1,306,881	7/1/2026
	Supplant, Inc. Subtotal ** ^					1,757,211	1,716,974	1,716,974
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,967,808	13,094,889	10,926,993	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,272,202	2,252,211	1,916,072	6/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		445,279	439,569	439,569	8/1/2025
	Umbra Lab, Inc.		Senior Secured	13.5%		2,878,167	2,828,922	2,828,922	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,065,823	1,065,823	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		166,629	165,055	165,055	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	145,328	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,933,530	2,867,300	2,867,300	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,352	4,704,217	4,704,217	10/1/2026
	Zimeno Inc. Subtotal					7,690,882	7,571,517	7,571,517
Other Technology Total		56.6%				$99,406,613	$90,543,555	$67,570,223

Security
	Axiado Corporation		Senior Secured	10.5%		$885,386	$864,939	$864,939	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		885,386	885,383	885,383	10/1/2025
	Axiado Corporation Subtotal					1,770,772	1,750,322	1,750,322
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	34,704	*
Security Total		1.5%				$3,769,289	$3,309,762	$1,785,026

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,148,769	$1,103,285	$1,103,285	10/1/2026
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,594,976	1,594,976	3/1/2027
	BlueCart, Inc.		Senior Secured	14.1%		1,124,923	1,001,277	1,001,277	12/1/2026
	Canopy Technology Corp.		Senior Secured	15.0%		547,212	541,475	541,475	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		610,420	595,815	595,815	11/1/2025
	Canopy Technology Corp. Subtotal					1,157,632	1,137,290	1,137,290
	Chowbus, Inc.		Senior Secured	12.0%		527,766	518,629	518,629	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		364,513	364,510	364,510	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		854,040	829,969	829,969	7/1/2026
	Common Sun, Inc Subtotal					1,218,553	1,194,479	1,194,479
	Eskalera, Inc.		Senior Secured	12.0%		1,128,083	1,103,259	792,024	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		216,860	209,140	209,140	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		316,562	313,999	313,999	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,709	249,109	249,109	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,469	345,326	345,326	8/1/2026
	Form Remodel, Inc. Subtotal					1,132,600	1,117,574	1,117,574
	FutureProof Technologies, Inc.		Senior Secured	13.5%		640,496	617,606	617,606	6/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Grokker, Inc.		Senior Secured	11.5%		243,895	240,305	240,305	4/1/2026
	Grokker, Inc.		Senior Secured	11.5%		96,037	95,610	95,610	3/1/2025
	Grokker, Inc. Subtotal					339,932	335,915	335,915
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	784,109	546,129	*
	Hoken Holdings Inc.		Senior Secured	13.0%		379,142	359,408	165,361	5/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,521,957	6,319,245	6,319,245	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		128,333	112,710	112,710	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		848,283	839,947	839,947	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		306,717	303,661	303,661	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,283,333	1,256,318	1,256,318
	Safe Securities Inc.		Senior Secured	11.5%		481,779	478,328	478,328	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		1,680,219	1,661,759	1,661,759	9/1/2025
	Safe Securities Inc. Subtotal					2,161,998	2,140,087	2,140,087
	SF Insuretech, Inc.		Senior Secured	13.5%		786,275	786,275	786,275	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		725,598	725,598	725,598	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,200,388	1,113,723	1,113,723	5/1/2026
	SF Insuretech, Inc. Subtotal					2,712,261	2,625,596	2,625,596
	Swiftly Systems, Inc.		Senior Secured	11.5%		80,788	80,588	80,588	1/1/2025
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,325,856	1,159,785	1,159,785	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	722,566	722,566	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	739,470	739,470	6/1/2026
	Vesta Housing, Inc. Subtotal					1,497,544	1,462,036	1,462,036
Software Total		21.5%				$27,571,485	$26,675,191	$25,664,750

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$1,463,620	$1,438,665	$1,438,665	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	1,907,838	*
Technology Services Total		2.8%				$5,445,920	$5,221,051	$3,346,503

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,002,031	$975,385	$975,385	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		338,922	334,592	334,592	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,340,953	1,309,977	1,309,977
Wireless Total		1.1%				$1,340,953	$1,309,977	$1,309,977

	Grand Total	126.6%				$212,550,855	$194,533,292	$151,064,673

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	3.8%	4,583,701	$4,583,701	$4,583,701
Total Cash Equivalents		3.8%	4,583,701	$4,583,701	$4,583,701

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

(Intentionally left blank)

VENTURE LENDING & LEASING IX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is P10, Inc., a Delaware corporation.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association (“US Bank”), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2025, the Fund held 6,804,113 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.23% and $502,500 in cash, which together represented 6.28% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 4,583,701 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35%, and $500,000 in cash, which together represented 4.26% of the net assets of the Fund.

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

As of March 31, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $129.8 million and $151.1 million, respectively (or 93.4% and 94.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or materially curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.
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
As of March 31, 2025 and December 31, 2024, loans with a cost basis of $107.5 million and $95.5 million and a fair value of $63.0 million and $53.8 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

The Fund was a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund had elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts were recorded at gross fair value in either derivative assets or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract was in favor of the Fund or the counterparty. The changes in fair value were recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the monthly interest received or paid on the contract, if any, were recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, a recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated recovery value) based on a transaction that would occur in the most advantageous market, and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended
Performing Loans	March 31, 2025	March 31, 2024
Weighted-Average Interest Rate – Cash	11.82%	13.78%
Weighted Average Interest Rate – Non-Cash	2.84%	3.30%
Weighted-Average Interest Rate	14.66%	17.08%

	For the Three Months Ended
All Loans	March 31, 2025	March 31, 2024
Weighted-Average Interest Rate – Cash	6.94%	12.15%
Weighted Average Interest Rate – Non-Cash	1.66%	2.90%
Weighted-Average Interest Rate	8.60%	15.05%

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

All loans as of March 31, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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
There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2025 and 2024.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund's loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$2,438,102	Most advantageous market analysis	Most advantageous market coupon rate	15% - 16%	15%
Computers & Storage	9,590,508	Most advantageous market analysis	Most advantageous market coupon rate	15%*	15%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40%*
Enterprise Networking	3,216,183	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	26,890,039	Most advantageous market analysis	Most advantageous market coupon rate	18% - 20%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	2,771,988	Most advantageous market analysis	Most advantageous market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Other Technology	60,888,220	Most advantageous market analysis	Most advantageous market coupon rate	11% - 25%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	1,279,468	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%^
Software	20,039,329	Most advantageous market analysis	Most advantageous market coupon rate	13% - 25%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	1,571,859	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 75%*
Wireless	1,123,866	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
Total Loan Investments	$129,809,562
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,497,275	Most advantageous market analysis	Most advantageous market coupon rate	16%	16%

Computers & Storage	10,763,242	Most advantageous market analysis	Most advantageous market coupon rate	14% - 16%	14%

Enterprise Networking	3,310,413	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *

Internet	29,154,761	Most advantageous market analysis	Most advantageous market coupon rate	19% - 20%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	310,783	Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Healthcare	4,351,720	Most advantageous market analysis	Most advantageous market coupon rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^

Other Technology	67,570,223	Most advantageous market analysis	Most advantageous market coupon rate	11% - 38%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	1,785,026	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^

Software	25,664,750	Most advantageous market analysis	Most advantageous market coupon rate	13% - 26%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 95%^

Technology Services	3,346,503	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
		Asset Recovery	Probability weighting of alternative outcomes	13% - 50%*

Wireless	1,309,977	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%
Total Loan Investments	$151,064,673

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of March 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$129,809,562	$129,809,562
Cash equivalents	6,804,113	—	—	6,804,113
Total	$6,804,113	$—	$129,809,562	$136,613,675

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$151,064,673	$151,064,673
Cash equivalents	4,583,701	—	—	4,583,701
Total	$4,583,701	$—	$151,064,673	$155,648,374

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$151,064,673	$—	$—
Acquisitions and originations	—	284,219	799,876
Principal payments on loans, net of accretion	(17,986,661)	—	—
Distributions to shareholder	—	(284,219)	(799,876)
Net realized loss from loans	(734,522)	—	—
Net change in unrealized loss from loans	(2,533,928)	—	—
Ending balance	$129,809,562	$—	$—
Net change in unrealized loss from loans still held at March 31, 2025	$(3,506,431)

	For the Three Months Ended March 31, 2024
	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	496,047	266,643	75,814	300,000
Principal payments on loans, net of accretion	(44,602,650)	—	—	—
Distributions to shareholder	—	(266,643)	(75,814)	(300,000)
Net realized loss from loans	—	—	—	—
Net change in unrealized loss from loans	(5,331,734)	—	—	—
Ending balance	$253,366,444	$—	$—	$—
Net change in unrealized loss from loans still held at March 31, 2024	$(5,331,734)

There were no Level 3 liabilities as of March 31, 2025 and 2024.

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

5.    CAPITAL STOCK

As of both March 31, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both March 31, 2025 and December 31, 2024, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash distributions	$—	$3,542,000
Distributions of securities	1,084,095	642,457
Total distributions to shareholder	$1,084,095	$4,184,457

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

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 636% and 400%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time, the “Amended and Restated Loan and Security Agreement”) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility.

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with the lenders named therein. The Third Amendment provided for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date, (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The commitment size under the Amended and Restated Loan and Security Agreement was $25.0 million as of March 31, 2025.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of March 31, 2025, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

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

As of March 31, 2025, the SOFR rates were as follows:

Overnight	4.4100%
Daily Simple SOFR	4.3100%
30-day Average SOFR	4.3337%
90-day Average SOFR	4.3545%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2025 and December 31, 2024, the remaining unamortized fees and costs of $0.6 million and $0.7 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is no longer required to maintain derivative instruments because the outstanding principal balance as of March 31, 2025 and December 31, 2024 is lesser than $40 million. As of March 31, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$21,500,000	$39,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$21,500,000	$39,500,000
(a)Inclusive of 2.85% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, $21.5 million and $39.5 million, respectively, was outstanding under the debt facility.

7.    MANAGEMENT FEE AND RELATED PARTIES
Management Fee
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager receives a management fee (the “Management Fee”). The aggregate annual amount of the Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

For the three months ended March 31, 2025 and 2024, Management Fees were calculated at 0.60% and 0.90% of the Company's committed capital, respectively.

Management Fees of $0.7 million and $1.0 million were recognized as expenses for the three months ended March 31, 2025 and 2024, respectively.

Related Parties

Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Amended and Restated Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the fullest extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Amended and Restated Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund acquired a directors and officers insurance policy.

Transactions with Venture Lending & Leasing VIII, Inc. (“Fund VIII”)

The Manager also served as the investment manager for Fund VIII.  So long as Fund VIII had capital available to invest in loan transactions with final maturities earlier than December 31, 2025, the Fund was able to invest in each portfolio company in which Fund VIII invested, subject to the approval of the Fund's Board. The Manager’s allocation process was designed to allocate investment opportunities fairly and equitably among the Fund and Fund VIII over time, and subject to board approval, was based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund VIII through March 31, 2021, which was the end of Fund VIII's investment period. Fund VIII was deregistered as a BDC with the Securities and Exchange Commission (“SEC”) on October 12, 2023 and distributed all of its remaining assets to its parent, Venture Lending & Leasing VIII, LLC during the year ended December 31, 2023.

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

The Fund entered into interest rate collar contracts which mitigated the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar established a range where the Fund paid the counterparty when the SOFR rate fell below the established floor rate, and the counterparty paid the Fund when the SOFR rate exceeded the established cap rate. The interest rate collar settled monthly.

The Fund terminated all of its derivative contracts as of December 31, 2024.

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three months ended March 31, 2025 and 2024.

		For the Three Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	March 31, 2025	March 31, 2024
Interest rate collar	Net change in unrealized loss from derivative instruments	$—	$(928,213)
	Net realized gain from derivative instruments	$—	$1,367,286

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

Assets	As of March 31, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$175,812,110	$—	$(46,002,548)	$(46,002,548)
Total	$175,812,110	$—	$(46,002,548)	$(46,002,548)

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$194,533,292	$—	$(43,468,619)	$(43,468,619)
Total	$194,533,292	$—	$(43,468,619)	$(43,468,619)

There was no unrealized appreciation or depreciation related to liabilities as of March 31, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2025 and 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Total return**	(1.58%)	1.11%

Per share amounts:
Net asset value, beginning of period	$1,193.46	$1,886.90
Net investment income	13.80	69.55
Net realized and change in unrealized loss from loans and derivative instruments	(32.68)	(48.93)
Net increase (decrease) in net assets resulting from operations	(18.88)	20.62
Distributions of income to shareholder	(6.46)	(41.84)
Return of capital to shareholder	(4.38)	—
Net asset value, end of period	1,163.74	1,865.68
Net assets, end of period	$116,374,042	$186,568,411

Ratios to average net assets:
Expenses*	5.79%	8.62%
Net investment income*	4.63%	14.99%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$31,000,000	$125,625,000

*Annualized
**Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the new U.S. government administration, global tariff policies, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2024 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund's portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund's portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund's investments could result in future unrealized losses and therefore reduce the Fund's net assets resulting from operations.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.

Transactions with Fund VIII

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

Transactions with Fund X

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, a recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.
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

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility, Global Tariffs and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration, global tariff policies and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three Months Ended March 31, 2025 and 2024
Analysis of Interest Income
Total investment income for the three months ended March 31, 2025 and 2024 was $3.1 million and $11.0 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$82,294,615	$3,015,803	11.82%	2.84%	$246,820,486	$10,536,403	13.78%	3.30%
All Loans	$140,992,252	$3,031,571	6.94%	1.66%	$280,963,774	$10,567,302	12.15%	2.90%
Interest income for both performing loans and all loans decreased by $7.5 million, or 71.4% and 71.3%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $164.5 million and $140.0 million, or 66.7% and 49.8%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$31,000,000	$739,461	9.54%	$125,625,000	$2,795,893	8.90%
Interest expense decreased by $2.1 million, or 73.6%, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $94.6 million, or 75.3%, for the three months ended March 31, 2025 compared to the same period in 2024.
For the three months ended March 31, 2024, the Fund also used derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. The Fund's derivative contracts were terminated as of December 31, 2024.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Operating Expense	2025	2024	Change ($)
Management Fees	$690,000	$1,035,000	$(345,000)
Banking and professional fees	$256,158	$106,000	$150,158
Other operating expenses	$41,327	$61,867	$(20,540)
Total Operating Expense	$987,485	$1,202,867	$(215,382)

For the period from January 1, 2025 through March 31, 2025, Management Fees were calculated at 0.60% of the Company's committed capital. For the same period in 2024, Management Fees were calculated at 0.90% of the Company's committed capital.

Banking and professional fees increased by $0.2 million, or 141.7% during the three months ended March 31, 2025 compared to the same period in 2024. The increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans.

Other operating expenses did not materially decrease during the three months ended March 31, 2025 compared to the same period in 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2025 and 2024 were less than $0.1 million and $0.1 million, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2025 and 2024 was $1.4 million and $7.0 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.7 million and $0.0 for the three months ended March 31, 2025 and 2024, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0.0 and $1.4 million for the three months ended March 31, 2025 and 2024, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. The Fund's derivative contracts were terminated as of December 31, 2024.

Net change in unrealized loss from loans was $2.5 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.0 and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses. The Fund's derivative contracts were terminated as of December 31, 2024.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2025 and 2024 was $(1.9) million and $2.1 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2025 and 2024 was $(18.88) and $20.63, respectively.

Liquidity and Capital Resources – March 31, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both March 31, 2025 and December 31, 2024, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of March 31, 2025 and December 31, 2024. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net cash provided by operating activities	$19,399,912	$50,493,692
Net cash used in financing activities	(17,177,000)	(44,674,714)
Net increase in cash and cash equivalents	$2,222,912	$5,818,978

As of March 31, 2025 and December 31, 2024, 6.28% and 4.26%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $25.0 million as of March 31, 2025.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2025, $21.5 million was outstanding under the facility.

For the three months ended March 31, 2025 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Net loan amounts outstanding after amortization and valuation adjustments decreased by $21.3 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
March 31, 2025	$1,088.5 million	$958.7 million	$129.8 million
December 31, 2024	$1,088.5 million	$937.4 million	$151.1 million

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

As of March 31, 2025, the Fund had a cash balance of $7.3 million and approximately $51.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2025, the Fund’s asset coverage ratio was 636%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2025, the outstanding debt balance was $21.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.31%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2025. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(146,132)	$430,000	$283,868
(1.00)%	$(73,066)	$215,000	$141,934
(0.50)%	$(36,533)	$107,500	$70,967
0.50%	$36,533	$(107,500)	$(70,967)
1.00%	$73,066	$(215,000)	$(141,934)
2.00%	$146,132	$(430,000)	$(283,868)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

Global Economic Conditions

The U.S. presidential administration has introduced significant changes in trade and regulatory policies, including tariffs, trade restrictions, and enforcement measures that could affect cross-border commerce and foreign business operations. The effect on global economic growth and trade of these measures remains uncertain, and could disrupt global trade flows and increase operational costs for companies.

Given the expanding scope of trade restrictions and the uncertainty surrounding future policies of the U.S. presidential administration, the Fund can provide no assurances regarding the full extent of any potential impact on its operations. To the extent that changes in the political or regulatory environment due to the imposition of tariffs or other measures negatively impact the Fund or the markets in which it operates, the Fund’s business, financial condition, and results of operations could be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 14, 2025		Date:	May 14, 2025