Form 10-Q
period 2025-06-30
Venture Lending & Leasing IX, Inc.
filed 2025-08-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2025
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of June 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(amortized cost of $155,552,923 and $194,533,292, respectively)	$104,793,954	$151,064,673
Cash and cash equivalents	3,853,450	5,083,701
Dividend and interest receivables	748,404	1,424,095
Other assets	1,343,193	2,394,009
Total assets	110,739,001	159,966,478

LIABILITIES
Borrowings under debt facility	11,500,000	39,500,000
Accrued management fees	690,000	690,000
Accounts payable and other accrued liabilities	348,098	430,267
Total liabilities	12,538,098	40,620,267

NET ASSETS	$98,200,903	$119,346,211

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(257,016,838)	(243,161,880)
Total distributable losses	(51,907,259)	(44,616,909)
Net assets (equivalent to $982.01 and $1,193.46 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$98,200,903	$119,346,211

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

INVESTMENT INCOME:
Interest on loans	$2,678,950	$9,949,966	$5,710,521	$20,517,268
Other income	64,857	186,623	140,609	573,777
Total investment income	2,743,807	10,136,589	5,851,130	21,091,045

EXPENSES:
Management fees	690,000	1,035,000	1,380,000	2,070,000
Interest expense	505,686	2,119,526	1,245,147	4,915,419
Banking and professional fees	92,376	215,200	348,534	321,200
Other operating expenses	68,230	165,707	109,558	227,573
Total expenses	1,356,292	3,535,433	3,083,239	7,534,192
Net investment income	1,387,515	6,601,156	2,767,891	13,556,853

Net realized loss from loans	(679,210)	(4,482,099)	(1,413,732)	(4,482,099)
Net realized gain from derivative instruments	—	500,222	—	1,867,508
Net change in unrealized loss from loans	(4,756,422)	(1,728,521)	(7,290,350)	(7,060,256)
Net change in unrealized loss from derivative instruments	—	(349,917)	—	(1,278,130)
Net realized and change in unrealized loss from loans and derivative instruments	(5,435,632)	(6,060,315)	(8,704,082)	(10,952,977)

Net increase (decrease) in net assets resulting from operations	$(4,048,117)	$540,841	$(5,936,191)	$2,603,876

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(40.48)	$5.41	$(59.36)	$26.04
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2024	100,000	$100	$407,124,900	$(172,512,838)	$(48,043,751)	$186,568,411
Net increase in net assets resulting from operations	—	—	—	—	540,841	540,841
Distributions of income to shareholder	—	—	—	—	(6,757,805)	(6,757,805)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217

Balance at March 31, 2025	100,000	$100	$407,124,900	$(243,600,121)	$(47,150,837)	$116,374,042
Net decrease in net assets resulting from operations	—	—	—	—	(4,048,117)	(4,048,117)
Distributions of income to shareholder	—	—	—	—	(708,305)	(708,305)
Return of capital to shareholder	—	—	—	(13,416,717)	—	(13,416,717)
Balance at June 30, 2025	100,000	$100	$407,124,900	$(257,016,838)	$(51,907,259)	$98,200,903

Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	2,603,876	2,603,876
Distributions of income to shareholder	—	—	—	—	(10,942,262)	(10,942,262)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217

Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211
Net decrease in net assets resulting from operations	—	—	—	—	(5,936,191)	(5,936,191)
Distributions of income to shareholder	—	—	—	—	(1,354,159)	(1,354,159)
Return of capital to shareholder	—	—	—	(13,854,958)	—	(13,854,958)
Balance at June 30, 2025	100,000	$100	$407,124,900	$(257,016,838)	$(51,907,259)	$98,200,903

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(5,936,191)	$2,603,876
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,413,732	4,482,099
Net realized gain from derivative instruments	—	(1,867,508)
Net change in unrealized loss from loans	7,290,350	7,060,256
Net change in unrealized loss from derivative instruments	—	1,278,130
Amortization of deferred costs related to debt facility	281,948	281,011
Origination of loans	—	(545,652)
Principal payments on loans, net of accretion	35,357,520	79,993,714
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	675,691	1,566,694
Net (increase) decrease in other assets	(54,132)	95,044
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(82,169)	(480,375)
Net cash provided by operating activities	38,946,749	94,467,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(13,000,000)	(51,042,000)
Repayments of borrowings under debt facility	(28,000,000)	(57,500,000)
Payments received from derivative instruments	823,000	1,867,508
Net cash used in financing activities	(40,177,000)	(106,674,492)

Net decrease in cash and cash equivalents	(1,230,251)	(12,207,203)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,083,701	21,517,408
End of period	$3,853,450	$9,310,205

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,172,785	$5,091,986
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,209,117	$8,685,492
Receipt of equity securities as repayment of loans	$2,209,117	$8,685,492

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Ukko Inc.		Senior Secured	11.5%		$1,402,520	$1,377,389	$1,377,389	5/1/2026
Biotechnology		1.4%				$1,402,520	$1,377,389	$1,377,389

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,873,374	$9,500,276	*
	Proto, Inc.		Senior Secured	12.8%		209,907	209,907	209,907	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		209,371	207,156	207,156	10/1/2025
	Proto, Inc. Subtotal					419,278	417,063	417,063
Computers & Storage Total		10.1%				$10,298,299	$10,290,437	$9,917,339

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,121,953	$3,121,953	*
Enterprise Networking		3.2%				$5,404,212	$3,121,953	$3,121,953

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,467,238	$4,927,338	$117,000	*
	D2C Store, Inc.		Senior Secured	10.0%		960,222	420,559	420,559	1/1/2027
	Good Counsel, Inc.		Senior Secured	12.3%		1,469,029	1,302,661	1,302,661	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,122,833	*
	Miami Labs, Inc.		Senior Secured	13.3%		4,418,718	4,301,292	4,301,292	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		288,692	276,091	276,091	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		405,041	410,595	226,953	10/1/2028
	RetailerX, Inc.		Senior Secured	11.3%		6,013,833	5,267,595	4,917,478	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Vinvesto, Inc.		Senior Secured	14.8%		102,598	98,980	98,980	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		102,785	102,785	102,785	5/1/2026
	Vinvesto, Inc. Subtotal					205,383	201,765	201,765
Internet Total		22.4%				$37,277,831	$32,972,400	$22,021,583

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,813	—	*
Medical Devices Total		—%				$10,398,742	$9,289,563	$—

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$121,614	$97,868	$39,578	*
	Honeybee Health, Inc.		Senior Secured	11.0%		232,820	230,904	230,904	9/1/2025
	Julie Products Inc.		Senior Secured	13.0%		126,258	125,097	125,097	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		154,177	152,872	152,872	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		183,310	181,542	181,542	6/1/2026
	Julie Products Inc. Subtotal					463,745	459,511	459,511
	KBS, Inc.		Senior Secured	14.0%		110,698	106,712	106,712	6/1/2026
	Open Inc.		Senior Secured	14.8%		169,938	169,055	169,055	3/1/2026
	Open Inc.		Senior Secured	13.5%		168,228	165,288	165,288	3/1/2026
	Open Inc. Subtotal					338,166	334,343	334,343
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		38,438	38,294	38,294	7/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Therapydia, Inc.		Senior Secured	12.5%		382,233	235,230	235,230	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,970	318,891	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		101,482	97,435	97,435	5/1/2026
Other Healthcare Total		1.9%				$2,500,930	$2,219,267	$1,860,898

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,939,896	974,181	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	—	*
	BloomTech Inc.		Senior Secured	11.3%		316,658	316,658	316,658	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,165	99,204	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,963	1,003,561	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		750,000	735,782	586,264	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	941,448	941,448	2/1/2028
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	106,206	*
	Creoate Limited ** ^		Senior Secured	11.8%		168,322	166,287	166,287	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		84,456	83,968	83,968	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		354,463	350,451	350,451	2/1/2027
	Creoate Limited Subtotal ** ^					607,241	600,706	600,706
	Digital. Thing(s), Inc.		Senior Secured	13.5%		359,964	252,847	252,847	1/1/2027
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	23,507	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		2,163,724	2,025,517	2,025,517	*
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		992,991	980,347	980,347	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		471,101	467,635	467,635	11/1/2025
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		181,177	163,130	163,130	*
	Joy Memories, Inc		Senior Secured	12.0%		707,128	661,162	661,162	6/1/2027
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	532,723	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		111,949	107,442	107,442	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		573,134	568,322	568,322	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					685,083	675,764	675,764
	Mavenform, Inc.		Senior Secured	11.1%		1,450,280	1,439,169	1,290,639	*
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,118,677	1,899,765	*
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,514,517	8,489,671	8,489,671	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,716,973	947,530	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,967,808	13,094,889	11,971,852	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		114,702	114,204	114,204	8/1/2025
	Umbra Lab, Inc.		Senior Secured	13.5%		1,859,162	1,838,190	1,838,190	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	917,520	917,520	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		57,258	57,038	57,038	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	—	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		1,625,007	1,603,602	1,603,602	1/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Zimeno Inc.		Senior Secured	11.5%		3,557,986	3,528,209	3,528,209	10/1/2026
	Zimeno Inc. Subtotal					5,182,993	5,131,811	5,131,811
Other Technology Total		49.1%				$80,392,905	$71,360,608	$48,184,150

Security
	Axiado Corporation		Senior Secured	10.5%		$363,513	$359,613	$359,613	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		363,512	363,512	363,512	10/1/2025
	Axiado Corporation Subtotal					727,025	723,125	723,125
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	57,840	*
Security Total		0.8%				$2,725,542	$2,282,565	$780,965

Software
	Abacum Inc.		Senior Secured	13.5%		$863,164	$837,380	$837,380	10/1/2026
	BlueCart, Inc.		Senior Secured	14.1%		1,013,226	934,752	934,752	12/1/2026
	Common Sun, Inc		Senior Secured	11.0%		600,284	588,235	588,235	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		284,510	284,510	284,510	1/1/2027
	Common Sun, Inc Subtotal					884,794	872,745	872,745
	Eskalera, Inc.		Senior Secured	12.0%		1,238,701	1,217,845	729,403	9/1/2028
	Form Remodel, Inc.		Senior Secured	11.0%		216,807	215,589	34,064	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		147,195	146,622	23,167	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,572	248,936	39,333	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		111,419	109,229	17,258	12/1/2025
	Form Remodel, Inc. Subtotal					725,993	720,376	113,822
	FutureProof Technologies, Inc.		Senior Secured	13.5%		441,263	430,238	430,238	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		156,798	155,279	155,279	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		5,286,227	5,153,662	5,153,662	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		100,167	90,494	90,494	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		239,400	237,542	237,542	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		662,107	657,038	657,038	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,001,674	985,074	985,074
	Safe Securities Inc.		Senior Secured	11.5%		576,173	573,605	573,605	9/1/2025
	Safe Securities Inc.		Senior Secured	11.5%		309,669	308,217	308,217	4/1/2026
	Safe Securities Inc. Subtotal					885,842	881,822	881,822
	SF Insuretech, Inc.		Senior Secured	13.5%		535,371	535,371	535,371	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		600,245	600,245	600,245	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		802,529	762,806	762,806	5/1/2026
	SF Insuretech, Inc. Subtotal					1,938,145	1,898,422	1,898,422
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	672,719	380,891	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,287,742	1,170,159	1,170,159	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		513,733	509,300	509,300	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		513,733	501,184	501,184	6/1/2026
	Vesta Housing, Inc. Subtotal					1,027,466	1,010,484	1,010,484
Software Total		15.9%				$17,894,447	$17,393,264	$15,630,241

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$376,670	$374,491	$374,491	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	436,345	*
Technology Services Total		0.8%				$4,358,970	$4,156,877	$810,836

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,146,647	$1,088,600	$1,088,600	7/1/2026
Wireless		1.1%				$1,146,647	$1,088,600	$1,088,600

	Grand Total	106.7%				$173,801,045	$155,552,923	$104,793,954

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	3.4%	3,353,450	$3,353,450	$3,353,450
Total Cash Equivalents		3.4%	$3,353,450	$3,353,450	$3,353,450
* As of June 30, 2025, loans with a cost basis of $106.6 million and a fair value of $57.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2025, 8.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of June 30, 2025, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in three bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”) and U.S. Bank National Association (“US Bank”), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank amounting to $500,000 as of both June 30, 2025 and December 31, 2024, is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2025, the Fund held 3,353,450 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.22% and $500,000 in cash, which together represented 3.92% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 4,583,701 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35%, and $500,000 in cash, which together represented 4.26% of the net assets of the Fund.

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

As of June 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $104.8 million and $151.1 million, respectively (or 94.6% and 94.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of June 30, 2025 and December 31, 2024, loans with a cost basis of $106.6 million and $95.5 million and a fair value of $57.1 million and $53.8 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-Average Interest Rate – Cash	15.59%	16.83%	13.28%	15.07%
Weighted Average Interest Rate – Non-Cash	3.22%	4.08%	2.98%	3.63%
Weighted-Average Interest Rate	18.81%	20.91%	16.26%	18.70%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-Average Interest Rate – Cash	7.50%	14.06%	7.20%	12.99%
Weighted Average Interest Rate – Non-Cash	1.55%	3.39%	1.61%	3.11%
Weighted-Average Interest Rate	9.05%	17.45%	8.81%	16.10%

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

All loans as of June 30, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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
There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$1,377,389	Most advantageous market analysis	Most advantageous market effective yield rate	15%*	15%
Computers & Storage	9,917,339	Most advantageous market analysis	Most advantageous market effective yield rate	15%*	15%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40%*
Enterprise Networking	3,121,953	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	22,021,583	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 20%	19%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	1,860,898	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 22%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Technology	48,184,150	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 25%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	780,965	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	15,630,241	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 25%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	810,836	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 85%*
Wireless	1,088,600	Most advantageous market analysis	Most advantageous market effective yield rate	19%*	19%
Total Loan Investments	$104,793,954
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,497,275	Most advantageous market analysis	Most advantageous market effective yield rate	16%	16%

Computers & Storage	10,763,242	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 16%	14%

Enterprise Networking	3,310,413	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *

Internet	29,154,761	Most advantageous market analysis	Most advantageous market effective yield rate	19% - 20%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Medical Devices	310,783	Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Healthcare	4,351,720	Most advantageous market analysis	Most advantageous market effective yield rate	12% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^

Other Technology	67,570,223	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 38%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Security	1,785,026	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100%^

Software	25,664,750	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 26%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 95%^

Technology Services	3,346,503	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
		Asset Recovery	Probability weighting of alternative outcomes	13% - 50%*

Wireless	1,309,977	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
Total Loan Investments	$151,064,673

(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

The following tables present the balances of assets and liabilities as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of June 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$104,793,954	$104,793,954
Cash equivalents	3,353,450	—	—	3,353,450
Total	$3,353,450	$—	$104,793,954	$108,147,404

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$151,064,673	$151,064,673
Cash equivalents	4,583,701	—	—	4,583,701
Total	$4,583,701	$—	$151,064,673	$155,648,374

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2025
	Loans	Warrants	Stocks
Beginning balance	$129,809,562	$—	$—
Acquisitions and originations	—	63,518	1,061,504
Principal payments on loans, net of accretion	(19,579,976)	—	—
Distributions to shareholder	—	(63,518)	(1,061,504)
Net realized loss from loans	(679,210)	—	—
Net change in unrealized loss from loans	(4,756,422)	—	—
Ending balance	$104,793,954	$—	$—
Net change in unrealized loss from loans still held at June 30, 2025	$(5,194,835)

	For the Six Months Ended June 30, 2025
	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$151,064,673	$—	$—	$—
Acquisitions and originations	—	347,737	1,061,504	799,876
Principal payments on loans, net of accretion	(37,566,637)	—	—	—
Distributions to shareholder	—	(347,737)	(1,061,504)	(799,876)
Net realized loss from loans	(1,413,732)	—	—	—
Net change in unrealized loss from loans	(7,290,350)	—	—	—
Ending balance	$104,793,954	$—	$—	$—
Net change in unrealized loss from loans still held at June 30, 2025	$(8,701,265)

	For the Three Months Ended June 30, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$253,366,444	$—	$—	$—
Acquisitions and originations	49,605	621,071	4,451,390	2,970,574
Principal payments on loans, net of accretion	(44,076,557)	—	—	—
Distributions to shareholder	—	(621,071)	(4,451,390)	(2,970,574)
Net realized loss from loans	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(1,728,521)	—	—	—
Ending balance	$203,128,872	$—	$—	$—
Net change in unrealized loss from loans still held at June 30, 2024	$(3,433,913)

	For the Six Months Ended June 30, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	545,652	887,714	4,527,204	3,270,574
Principal payments on loans, net of accretion	(88,679,206)	—	—	—
Distributions to shareholder	—	(887,714)	(4,527,204)	(3,270,574)
Net realized loss from loans	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(7,060,256)	—	—	—
Ending balance	$203,128,872	$—	$—	$—
Net change in unrealized loss from loans still held at June 30, 2024	$(8,765,648)

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

5.    CAPITAL STOCK

As of both June 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both June 30, 2025 and December 31, 2024, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash distributions	$13,000,000	$51,042,000
Distributions of securities	2,209,117	8,685,492
Total distributions to shareholder	$15,209,117	$59,727,492

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

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 948% and 400%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time, the “Amended and Restated Loan and Security Agreement”) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility.

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with the lenders named therein. The Third Amendment provided for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date, (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. The commitment size under the Amended and Restated Loan and Security Agreement was $25.0 million as of June 30, 2025.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). As of June 30, 2025, the Fund’s outstanding borrowings were entirely based on the Daily Simple SOFR Rate Loan. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Interest is charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) for a Reference Rate loan, the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of June 30, 2025, the SOFR rates were as follows:

Overnight	4.4500%
Daily Simple SOFR	4.2900%
30-day Average SOFR	4.3193%
90-day Average SOFR	4.3421%

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2025 and December 31, 2024, the remaining unamortized fees and costs of $0.4 million and $0.7 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on March 31, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is no longer required to maintain derivative instruments because the outstanding principal balance as of June 30, 2025 and December 31, 2024 is less than $40 million. As of June 30, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$11,500,000	$39,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$11,500,000	$39,500,000
(a)Inclusive of 2.85% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, $11.5 million and $39.5 million, respectively, was outstanding under the debt facility.

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

For the three and six months ended June 30, 2025 and 2024, Management Fees were calculated at 0.60% and 0.90% of the Company's committed capital, respectively.

Management Fees of $0.7 million and $1.0 million were recognized as expenses for the three months ended June 30, 2025 and 2024, respectively. Management Fees of $1.4 million and $2.1 million were recognized as expenses for the six months ended June 30, 2025 and 2024, respectively.

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

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024.

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate collar	Net change in unrealized loss from derivative instruments	$—	$(349,917)	$—	$(1,278,130)
	Net realized gain from derivative instruments	$—	$500,222	$—	$1,867,508

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

Assets	As of June 30, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$155,552,923	$—	$(50,758,969)	$(50,758,969)
Total	$155,552,923	$—	$(50,758,969)	$(50,758,969)

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$194,533,292	$—	$(43,468,619)	$(43,468,619)
Total	$194,533,292	$—	$(43,468,619)	$(43,468,619)

There was no unrealized appreciation or depreciation related to liabilities as of June 30, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2025 and 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Total return**	(3.77%)	0.35%	(5.29%)	1.47%

Per share amounts:
Net asset value, beginning of period	$1,163.74	$1,865.68	$1,193.46	$1,886.90
Net investment income	13.88	66.01	27.68	135.57
Net realized and change in unrealized loss from loans and derivative instruments	(54.36)	(60.60)	(87.04)	(109.53)
Net increase (decrease) in net assets resulting from operations	(40.48)	5.41	(59.36)	26.04
Distributions of income to shareholder	(7.08)	(67.58)	(13.54)	(109.43)
Return of capital to shareholder	(134.17)	(487.85)	(138.55)	(487.85)
Net asset value, end of period	982.01	1,315.66	982.01	1,315.66
Net assets, end of period	$98,200,903	$131,566,217	$98,200,903	$131,566,217

Ratios to average net assets:
Expenses*	5.08%	9.19%	5.46%	8.88%
Net investment income*	5.20%	17.16%	4.90%	15.97%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$17,750,000	$92,500,000	$24,785,714	$110,357,143

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
The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On May 1, 2018, the Company called and received its first capital from investors. On May 2, 2018, the Fund made its first investment and became a non-diversified, closed-end investment company under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
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
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the effective yield rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.
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

Results of Operations - For the Three and Six Months Ended June 30, 2025 and 2024
Analysis of Interest Income
Total investment income for the three months ended June 30, 2025 and 2024 was $2.7 million and $10.1 million, respectively. Total investment income for the six months ended June 30, 2025 and 2024 was $5.9 million and $21.1 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$56,964,480	$2,678,950	15.59%	3.22%	$189,421,669	$9,900,640	16.83%	4.08%
All Loans	$118,423,881	$2,678,950	7.50%	1.55%	$228,169,261	$9,949,966	14.06%	3.39%
Interest income for both performing loans and all loans decreased by $7.2 million and $7.3 million, or 72.9% and 73.1%, respectively, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $132.5 million and $109.7 million, or 69.9% and 48.1%, respectively, for the three months ended June 30, 2025 compared to the same period in 2024.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$70,035,947	$5,694,753	13.28%	2.98%	$218,630,652	$20,437,043	15.07%	3.63%
All Loans	$129,693,567	$5,710,521	7.20%	1.61%	$254,737,957	$20,517,268	12.99%	3.11%
Interest income for both performing loans and all loans decreased by $14.7 million and $14.8 million, or 72.1% and 72.2%, respectively, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $148.6 million and $125.0 million, or 68.0% and 49.1%, respectively, for the six months ended June 30, 2025 compared to the same period in 2024.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$17,750,000	$505,686	11.40%	$92,500,000	$2,119,526	9.17%
Interest expense decreased by $1.6 million, or 76.1%, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $74.8 million, or 80.8%, for the three months ended June 30, 2025 compared to the same period in 2024.
The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$24,785,714	$1,245,147	10.05%	$110,357,143	$4,915,419	8.91%
Interest expense decreased by $3.7 million, or 74.7%, for the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility decreased by $85.6 million, or 77.5%, for the six months ended June 30, 2025 compared to the same period in 2024.
For the three and six months ended June 30, 2024, the Fund also used derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. The Fund's derivative contracts were terminated as of December 31, 2024.
Analysis of Operating Expense
The following table shows the components of operating expense for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$690,000	$1,035,000	$(345,000)	$1,380,000	$2,070,000	$(690,000)
Banking and professional fees	$92,376	$215,200	$(122,824)	$348,534	$321,200	$27,334
Other operating expenses	$68,230	$165,707	$(97,477)	$109,558	$227,573	$(118,015)
Total Operating Expense	$850,606	$1,415,907	$(565,301)	$1,838,092	$2,618,773	$(780,681)
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 0.60% of the Company's committed capital. For the same period in 2024, Management Fees were calculated at 0.90% of the Company's committed capital.

Banking and professional fees decreased by $0.1 million, or 57.1% for the three months ended June 30, 2025 compared to the same period in 2024. The decrease in banking and professional fees were primarily due to lower legal fees associated with non-performing loans. Banking and professional fees did not materially increase for the six months ended June 30, 2025 compared to the same period in 2024.
Other operating expenses decreased by $0.1 million, or 58.8% and 51.9%, respectively, for the three and six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to annual conference expense incurred during the period ended June 30, 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2025 and 2024 were both less than $0.1 million. Non-recurring fees for the six months ended June 30, 2025 and 2024 were $0.1 million and $0.2 million, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2025 and 2024 was $1.4 million and $6.6 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $2.8 million and $13.6 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.7 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively. Net realized loss from loans was $1.4 million and $4.5 million for the six months ended June 30, 2025 and 2024, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0.0 and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Net realized gain from derivative instruments was $0.0 and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. The Fund's derivative contracts were terminated as of December 31, 2024.

Net change in unrealized loss from loans was $4.8 million and $1.7 million for the three months ended June 30, 2025 and 2024, respectively. Net change in unrealized loss from loans was $7.3 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.0 and $0.3 million for the three months ended June 30, 2025 and 2024, respectively. Net change in unrealized loss from derivative instruments was $0.0 and $1.3 million for the six months ended June 30, 2025 and 2024, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses. The Fund's derivative contracts were terminated as of December 31, 2024.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2025 and 2024 was $(4.0) million and $0.5 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2025 and 2024 was $(40.48) and $5.41, respectively.

Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2025 and 2024 was $(5.9) million and $2.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2025 and 2024 was $(59.36) and $26.04, respectively.

Liquidity and Capital Resources – June 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both June 30, 2025 and December 31, 2024, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of June 30, 2025 and December 31, 2024. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net cash provided by operating activities	$38,946,749	$94,467,289
Net cash used in financing activities	(40,177,000)	(106,674,492)
Net decrease in cash and cash equivalents	$(1,230,251)	$(12,207,203)

As of June 30, 2025 and December 31, 2024, 3.92% and 4.26%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $25.0 million as of June 30, 2025.

Borrowings by the Fund are collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on March 31, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2025, $11.5 million was outstanding under the facility.

For the six months ended June 30, 2025 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Net loan amounts outstanding after amortization and valuation adjustments decreased by $46.3 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
June 30, 2025	$1,088.5 million	$983.7 million	$104.8 million
December 31, 2024	$1,088.5 million	$937.4 million	$151.1 million

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

As of June 30, 2025, the Fund had a cash balance of $3.9 million and approximately $39.5 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

On April 24, 2019, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2025, the Fund’s asset coverage ratio was 948%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2025, the outstanding debt balance was $11.5 million at a floating interest rate based on a Daily Simple SOFR Rate of 4.29%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2025. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(77,069)	$230,000	$152,931
(1.00)%	$(38,535)	$115,000	$76,465
(0.50)%	$(19,267)	$57,500	$38,233
0.50%	$19,267	$(57,500)	$(38,233)
1.00%	$38,535	$(115,000)	$(76,465)
2.00%	$77,069	$(230,000)	$(152,931)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	August 13, 2025		Date:	August 13, 2025