Form 10-Q
period 2025-09-30
Venture Lending & Leasing IX, Inc.
filed 2025-11-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2025
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of September 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(amortized cost of $142,650,385 and $194,533,292, respectively)	$90,914,710	$151,064,673
Cash and cash equivalents	6,353,678	5,083,701
Dividend and interest receivables	640,610	1,424,095
Other assets	610,020	2,394,009
Total assets	98,519,018	159,966,478

LIABILITIES
Borrowings under debt facility	—	39,500,000
Accrued management fees	402,500	690,000
Accounts payable and other accrued liabilities	93,292	430,267
Total liabilities	495,792	40,620,267

NET ASSETS	$98,023,226	$119,346,211

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(257,016,838)	(243,161,880)
Total distributable losses	(52,084,936)	(44,616,909)
Net assets (equivalent to $980.23 and $1,193.46 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 12)	$98,023,226	$119,346,211

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

INVESTMENT INCOME:
Interest on loans	$2,067,269	$6,070,788	$7,777,790	$26,588,056
Other income	54,601	128,091	195,210	701,867
Total investment income	2,121,870	6,198,879	7,973,000	27,289,923

EXPENSES:
Management fees	402,500	690,000	1,782,500	2,760,000
Interest expense	570,290	1,562,311	1,815,437	6,477,729
Banking and professional fees	173,615	80,023	522,149	401,223
Other operating expenses	68,822	75,798	178,380	303,374
Total expenses	1,215,227	2,408,132	4,298,466	9,942,326
Net investment income	906,643	3,790,747	3,674,534	17,347,597

Net realized loss from loans	—	—	(1,413,732)	(4,482,099)
Net realized gain from derivative instruments	—	516,347	—	2,383,856
Net change in unrealized loss from loans	(976,706)	(2,246,401)	(8,267,056)	(9,306,656)
Net change in unrealized loss from derivative instruments	—	(774,938)	—	(2,053,067)
Net realized and change in unrealized loss from loans and derivative instruments	(976,706)	(2,504,992)	(9,680,788)	(13,457,966)

Net increase (decrease) in net assets resulting from operations	$(70,063)	$1,285,755	$(6,006,254)	$3,889,631

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(0.70)	$12.86	$(60.06)	$38.90
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(54,260,715)	$131,566,217
Net increase in net assets resulting from operations	—	—	—	—	1,285,755	1,285,755
Distributions of income to shareholder	—	—	—	—	(172,925)	(172,925)
Balance at September 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(53,147,885)	$132,679,047

Balance at June 30, 2025	100,000	$100	$407,124,900	$(257,016,838)	$(51,907,259)	$98,200,903
Net decrease in net assets resulting from operations	—	—	—	—	(70,063)	(70,063)
Distributions of income to shareholder	—	—	—	—	(107,614)	(107,614)
Balance at September 30, 2025	100,000	$100	$407,124,900	$(257,016,838)	$(52,084,936)	$98,023,226

Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833
Net increase in net assets resulting from operations	—	—	—	—	3,889,631	3,889,631
Distributions of income to shareholder	—	—	—	—	(11,115,187)	(11,115,187)
Return of capital to shareholder	—	—	—	(48,785,230)	—	(48,785,230)
Balance at September 30, 2024	100,000	$100	$407,124,900	$(221,298,068)	$(53,147,885)	$132,679,047

Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211
Net decrease in net assets resulting from operations	—	—	—	—	(6,006,254)	(6,006,254)
Distributions of income to shareholder	—	—	—	—	(1,461,773)	(1,461,773)
Return of capital to shareholder	—	—	—	(13,854,958)	—	(13,854,958)
Balance at September 30, 2025	100,000	$100	$407,124,900	$(257,016,838)	$(52,084,936)	$98,023,226

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(6,006,254)	$3,889,631
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,413,732	4,482,099
Net realized gain from derivative instruments	—	(2,383,856)
Net change in unrealized loss from loans	8,267,056	9,306,656
Net change in unrealized loss from derivative instruments	—	2,053,067
Amortization of deferred costs related to debt facility	704,869	421,517
Origination of loans	—	(545,652)
Principal payments on loans, net of accretion	48,152,444	106,197,183
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	783,485	2,048,109
Net decrease in other assets	256,120	266,761
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(624,475)	(1,114,486)
Net cash provided by operating activities	52,946,977	124,621,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(13,000,000)	(51,042,000)
Repayments of borrowings under debt facility	(39,500,000)	(84,500,000)
Payments received from derivative instruments	823,000	2,383,856
Net cash used in financing activities	(51,677,000)	(133,158,144)

Net increase (decrease) in cash and cash equivalents	1,269,977	(8,537,115)

CASH AND CASH EQUIVALENTS:
Beginning of period	5,083,701	21,517,408
End of period	$6,353,678	$12,980,293

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,402,874	$6,719,012
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,316,731	$8,858,417
Receipt of equity securities as repayment of loans	$2,316,731	$8,858,417

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Ukko Inc.		Senior Secured	11.5%		$1,034,913	$1,020,955	$1,020,955	5/1/2026
Biotechnology		1.0%				$1,034,913	$1,020,955	$1,020,955

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,873,374	$9,500,276	*
	Proto, Inc.		Senior Secured	12.5%		53,182	52,958	52,958	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		53,335	53,335	53,335	10/1/2025
	Proto, Inc. Subtotal					106,517	106,293	106,293
Computers & Storage Total		9.8%				$9,985,538	$9,979,667	$9,606,569

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,027,723	$3,027,723	*
Enterprise Networking		3.1%				$5,404,212	$3,027,723	$3,027,723

Internet
	10club Pte Ltd.** ^		Senior Secured	12.0%		$5,467,238	$4,927,338	$117,000	*
	D2C Store, Inc.		Senior Secured	10.0%		909,323	500,972	500,972	1/1/2027
	Good Counsel, Inc.		Senior Secured	12.3%		1,192,849	1,080,879	1,080,879	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,122,833	*
	Miami Labs, Inc.		Senior Secured	13.3%		2,365,666	2,285,842	2,285,842	3/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		225,413	217,593	217,593	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	8,134,951	8,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		405,041	420,722	237,080	10/1/2028
	RetailerX, Inc.		Senior Secured	11.3%		5,943,480	5,106,107	5,106,107	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,920,124	3,406,628	—	*
Internet Total		19.2%				$34,556,987	$29,402,259	$18,803,257

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,813	—	*
Medical Devices Total		—%				$10,398,742	$9,289,563	$—

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$122,249	$98,503	$40,213	*
	KBS, Inc.		Senior Secured	14.0%		84,493	82,135	82,135	6/1/2026
	Open Inc.		Senior Secured	13.5%		114,074	112,671	112,671	3/1/2026
	Open Inc.		Senior Secured	14.8%		115,411	114,967	114,967	3/1/2026
	Open Inc. Subtotal					229,485	227,638	227,638
	Therapydia, Inc.		Senior Secured	12.5%		275,759	128,756	128,756	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	318,891	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		75,044	72,782	72,782	5/1/2026
Other Healthcare Total		0.9%				$1,498,764	$1,228,785	$870,415

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,939,896	974,181	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	—	*
	BloomTech Inc.		Senior Secured	11.3%		325,647	325,647	325,647	5/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,165	49,104	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,562	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	966,876	966,876	2/1/2028
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,249	106,206	*
	Creoate Limited ** ^		Senior Secured	11.8%		85,423	84,831	84,831	12/1/2025
	Creoate Limited ** ^		Senior Secured	15.5%		307,082	304,087	304,087	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		57,304	57,071	57,071	3/1/2026
	Creoate Limited Subtotal ** ^					449,809	445,989	445,989
	Digital. Thing(s), Inc.		Senior Secured	13.5%		319,582	236,955	236,955	1/1/2027
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,227,897	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	23,507	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		2,163,724	1,983,716	1,983,716	*
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		671,673	665,667	665,667	3/1/2026
	Invert Robotics Group, Ltd.		Senior Secured	13.0%		63,647	42,321	42,321	*
	Joy Memories, Inc		Senior Secured	12.0%		640,740	614,551	614,551	6/1/2027
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	122,760	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		473,139	469,857	469,857	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		56,796	55,476	55,476	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal ** ^					529,935	525,333	525,333
	Mavenform, Inc.		Senior Secured	11.1%		1,450,280	1,303,698	854,761	*
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,034,206	1,927,904	*
	Reali Inc.		Senior Secured	12.5%		11,122,654	8,381,050	44,525	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,321,445	8,347,484	8,347,484	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,994,858	13,121,939	11,998,902	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Umbra Lab, Inc.		Senior Secured	13.5%		1,323,695	1,312,797	1,312,797	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	917,520	917,520	*
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	—	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	10/1/2026
Other Technology Total		44.2%				$76,929,440	$67,604,216	$43,279,492

Security
	Axiado Corporation		Senior Secured	10.5%		$92,102	$92,102	$92,102	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		92,102	91,710	91,710	10/1/2025
	Axiado Corporation Subtotal					184,204	183,812	183,812
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	57,840	*
Security Total		0.3%				$2,182,721	$1,743,252	$241,652

Software
	Abacum Inc.		Senior Secured	13.5%		$713,212	$695,558	$695,558	10/1/2026
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	802,533	12/1/2026
	Common Sun, Inc		Senior Secured	11.0%		242,897	242,897	242,897	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		468,197	460,786	460,786	7/1/2026
	Common Sun, Inc Subtotal					711,094	703,683	703,683
	Eskalera, Inc.		Senior Secured	12.0%		1,195,633	1,177,443	802,090	9/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	52,336	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		336,600	330,095	330,095	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		111,362	110,576	110,576	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		4,639,157	4,537,423	4,537,423	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		204,385	203,033	203,033	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		85,517	78,410	78,410	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		565,265	561,575	561,575	1/1/2027
	Ratio Technologies, Inc. Subtotal					855,167	843,018	843,018
	Safe Securities Inc.		Senior Secured	11.5%		219,849	219,095	219,095	4/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		502,440	502,440	502,440	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		593,358	571,018	571,018	5/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		435,361	435,361	435,361	9/1/2026
	SF Insuretech, Inc. Subtotal					1,531,159	1,508,819	1,508,819
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		732,893	642,670	405,215	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,176,836	1,084,103	827,956	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		391,040	388,439	388,439	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		391,040	383,658	383,658	6/1/2026
	Vesta Housing, Inc. Subtotal					782,080	772,097	772,097
Software Total		12.9%				$14,923,898	$14,461,355	$12,686,602

Technology Services
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,987,379	3,787,465	272,900	*
Technology Services Total		0.3%				$3,987,379	$3,787,465	$272,900

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,146,647	$1,105,145	$1,105,145	7/1/2026
Wireless		1.1%				$1,146,647	$1,105,145	$1,105,145

	Grand Total	92.8%				$162,049,241	$142,650,385	$90,914,710
* As of September 30, 2025, loans with a cost basis of $104.4 million and a fair value of $54.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2025, 7.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of September 30, 2025, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in money market mutual funds with original maturities of 90 days or less. Investments in money market mutual funds are valued at net asset value, which approximates fair value.

As of September 30, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank. All cash held at MUFG Bank is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000, expose the Fund to a concentration of credit risk.

As of September 30, 2025, the Fund held $6,353,678 in cash, including $207,500 at MUFG Bank, which represented 6.5% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 4,583,701 units in the First American Government Obligation Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35% and $500,000 in cash at MUFG Bank, which together represented 4.3% of the net assets of the Fund.

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

As of September 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $90.9 million and $151.1 million, respectively (or 92.3% and 94.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2025 and December 31, 2024, loans with a cost basis of $104.4 million and $95.5 million and a fair value of $54.0 million and $53.8 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-Average Interest Rate – Cash	14.98%	13.23%	13.72%	14.54%
Weighted Average Interest Rate – Non-Cash	4.30%	2.99%	3.14%	3.45%
Weighted-Average Interest Rate	19.28%	16.22%	16.86%	17.99%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-Average Interest Rate – Cash	6.53%	10.52%	7.06%	12.29%
Weighted Average Interest Rate – Non-Cash	1.86%	2.36%	1.60%	2.90%
Weighted-Average Interest Rate	8.39%	12.88%	8.66%	15.19%

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

All loans as of December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings were generally collateralized by all assets of the Fund until the debt facility was terminated on September 8, 2025.

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
There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$1,020,955	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
Computers & Storage	9,606,569	Most advantageous market analysis	Most advantageous market effective yield rate	15%*	15%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40%*
Enterprise Networking	3,027,723	Asset Recovery	Probability weighting of alternative outcomes	10% - 50% *
Internet	18,803,257	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	870,415	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Technology	43,279,492	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	241,652	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%
		Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	12,686,602	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 26%	17%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	272,900	Asset Recovery	Probability weighing of alternative outcomes	3% - 90%*
Wireless	1,105,145	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
Total Loan Investments	$90,914,710
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

The following tables present the balances of assets and liabilities as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of September 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$90,914,710	$90,914,710
Total	$—	$—	$90,914,710	$90,914,710

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$151,064,673	$151,064,673
Cash equivalents	4,583,701	—	—	4,583,701
Total	$4,583,701	$—	$151,064,673	$155,648,374

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Loans	Warrants	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$104,793,954	$—	$151,064,673	$—	$—	$—
Acquisitions and originations	—	107,614	—	455,351	1,061,504	799,876
Principal payments on loans, net of accretion	(12,902,538)	—	(50,469,175)	—	—	—
Distributions to shareholder	—	(107,614)	—	(455,351)	(1,061,504)	(799,876)
Net realized loss from loans	—	—	(1,413,732)	—	—	—
Net change in unrealized loss from loans	(976,706)	—	(8,267,056)	—	—	—
Ending balance	$90,914,710	$—	$90,914,710	$—	$—	$—
Net change in unrealized loss from loans still held at September 30, 2025	$(1,126,225)		$(9,827,490)

	For the Three Months Ended September 30, 2024		For the Nine Months Ended September 30, 2024
	Loans	Warrants	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$203,128,872	$—	$302,804,781	$—	$—	$—
Acquisitions and originations	—	172,925	545,652	1,060,639	4,527,204	3,270,574
Principal payments on loans, net of accretion	(26,376,393)	—	(115,055,600)	—	—	—
Distributions to shareholder	—	(172,925)	—	(1,060,639)	(4,527,204)	(3,270,574)
Net realized loss from loans	—	—	(4,482,099)	—	—	—
Net change in unrealized loss from loans	(2,246,401)	—	(9,306,656)	—	—	—
Ending balance	$174,506,078	$—	$174,506,078	$—	$—	$—
Net change in unrealized loss from loans still held at September 30, 2024	$(2,241,856)		$(11,007,504)

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

5.    CAPITAL STOCK

As of both September 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both September 30, 2025 and December 31, 2024, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash distributions	$13,000,000	$51,042,000
Distributions of securities	2,316,731	8,858,417
Total distributions to shareholder	$15,316,731	$59,900,417

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. The Fund was permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, was at least 150%, after give effect to such borrowings. As of December 31, 2024, the Fund’s asset coverage for borrowings was 400%.

The Fund was a party to a loan and security agreement (as amended and restated from time to time, the “Amended and Restated Loan and Security Agreement”) with MUFG Union Bank Ltd. acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility.

On October 26, 2023, the Fund entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with the lenders named therein. The Third Amendment provided for, among other modifications (i) a decrease in the size of the facility to $185.0 million with a scheduled reduction in commitments on a quarterly basis by an amount equal to 10% (subject to adjustment), commencing with the calendar quarter ending December 31, 2023 until the maturity date, (ii) an increase in the margin paid on SOFR Rate Loans (as defined in the Third Amendment) and Reference Rate Loans (as defined in the Third Amendment), and (iii) an extension of the term of the facility to March 31, 2026. On September 8, 2025, the Fund paid off the outstanding balance and terminated the debt facility.

Borrowings of the Fund are collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders.

The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Interest was charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) for a Reference Rate loan, the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. If the Fund used 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly.

Bank fees and other costs of $5.0 million incurred in connection with the acquisition and amendment of the facility had been capitalized and were amortized to interest expense on a straight-line basis over the expected life of the facility. The remaining unamortized fees and costs were immediately expensed upon termination of the debt facility on September 8, 2025. As of December 31, 2024, the remaining unamortized fees and costs were $0.7 million.

The facility was revolving and as such did not have a specified repayment schedule, although advances were secured by the assets of the Fund and thus repayments were required as assets declined. The facility contained various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There were also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund was no longer required to maintain derivative instruments because the outstanding principal balance as of December 31, 2024 was less than $40 million. As of December 31, 2024, Management was not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2024:

	December 31, 2024	Maturity Date	All-In Interest Rate(a)
SOFR Rate Loan	$39,500,000	March 31, 2026	Variable based on Daily Simple SOFR rate
Total Outstanding	$39,500,000
(a)Inclusive of 2.85% applicable SOFR Rate Loan margin plus Daily Simple SOFR rate.

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2024, $39.5 million, was outstanding under the debt facility.

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
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 0.60% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 0.35%. For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through September 30, 2024, Management Fees were calculated at 0.60%.
Management Fees of $0.4 million and $0.7 million were recognized as expenses for the three months ended September 30, 2025 and 2024, respectively. Management Fees of $1.8 million and $2.8 million were recognized as expenses for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024.

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate collar	Net change in unrealized loss from derivative instruments	$—	$(774,938)	$—	$(2,053,067)
	Net realized gain from derivative instruments	$—	$516,347	$—	$2,383,856

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

Assets	As of September 30, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$142,650,385	$—	$(51,735,675)	$(51,735,675)
Total	$142,650,385	$—	$(51,735,675)	$(51,735,675)

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$194,533,292	$—	$(43,468,619)	$(43,468,619)
Total	$194,533,292	$—	$(43,468,619)	$(43,468,619)

There was no unrealized appreciation or depreciation related to liabilities as of September 30, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2025 and 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Total return**	(0.07%)	0.98%	(5.36%)	2.46%

Per share amounts:
Net asset value, beginning of period	$982.01	$1,315.66	$1,193.46	$1,886.90
Net investment income	9.07	37.91	36.75	173.48
Net realized and change in unrealized loss from loans and derivative instruments	(9.77)	(25.05)	(96.81)	(134.58)
Net increase (decrease) in net assets resulting from operations	(0.70)	12.86	(60.06)	38.90
Distributions of income to shareholder	(1.08)	(1.73)	(14.62)	(111.16)
Return of capital to shareholder	—	—	(138.55)	(487.85)
Net asset value, end of period	980.23	1,326.79	980.23	1,326.79
Net assets, end of period	$98,023,226	$132,679,047	$98,023,226	$132,679,047

Ratios to average net assets:
Expenses*	4.95%	7.32%	5.31%	8.45%
Net investment income*	3.69%	11.52%	4.54%	14.74%
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$7,375,000	$67,750,000	$19,150,000	$95,850,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the current U.S. government administration, global tariff policies, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Nine Months Ended September 30, 2025 and 2024
Analysis of Interest Income
Total investment income for the three months ended September 30, 2025 and 2024 was $2.1 million and $6.2 million, respectively. Total investment income for the nine months ended September 30, 2025 and 2024 was $8.0 million and $27.3 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$42,594,077	$2,053,051	14.98%	4.30%	$149,048,739	$6,041,895	13.23%	2.99%
All Loans	$98,609,004	$2,067,269	6.53%	1.86%	$188,580,692	$6,070,788	10.52%	2.36%
Interest income for both performing loans and all loans decreased by $4.0 million, or 66.0% and 65.9%, respectively, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $106.5 million and $90.0 million, or 71.4% and 47.7%, respectively, for the three months ended September 30, 2025 compared to the same period in 2024.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$61,295,002	$7,747,804	13.72%	3.14%	$196,261,890	$26,478,938	14.54%	3.45%
All Loans	$119,749,703	$7,777,790	7.06%	1.60%	$233,435,959	$26,588,056	12.29%	2.90%
Interest income for both performing loans and all loans decreased by $18.7 million and $18.8 million, or 70.7% and 70.7%, respectively, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $135.0 million and $113.7 million, or 68.8% and 48.7%, respectively, for the nine months ended September 30, 2025 compared to the same period in 2024.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility. The facility was terminated, and the outstanding balance was fully repaid in September 2025. For the three and nine months ended September 30, 2025, interest expense also included the accelerated amortization of deferred fees related to the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$7,375,000	$570,290	30.93%	$67,750,000	$1,562,311	9.22%
Interest expense decreased by $1.0 million, or 63.5%, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility offset partially by the additional interest from the acceleration of the amortization of deferred fees related to the debt facility. The average outstanding balance for borrowings under the facility decreased by $60.4 million, or 89.1%, for the three months ended September 30, 2025 compared to the same period in 2024.
The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$19,150,000	$1,815,437	12.64%	$95,850,000	$6,477,729	9.01%
Interest expense decreased by $4.7 million, or 72.0%, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility offset partially by the additional interest from the acceleration of the amortization of deferred fees related to the debt facility. The average outstanding balance for borrowings under the facility decreased by $76.7 million, or 80.0%, for the nine months ended September 30, 2025 compared to the same period in 2024.
For the three and nine months ended September 30, 2024, the Fund also used derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. The Fund's derivative contracts were terminated as of December 31, 2024.
Analysis of Operating Expense
The following table shows the components of operating expense for the three and six months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$402,500	$690,000	$(287,500)	$1,782,500	$2,760,000	$(977,500)
Banking and professional fees	$173,615	$80,023	$93,592	$522,149	$401,223	$120,926
Other operating expenses	$68,822	$75,798	$(6,976)	$178,380	$303,374	$(124,994)
Total Operating Expense	$644,937	$845,821	$(200,884)	$2,483,029	$3,464,597	$(981,568)
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 0.60% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 0.35%. For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through September 30, 2024, Management Fees were calculated at 0.60%.
Banking and professional fees increased by $0.1 million, or 117.0% and 30.1%, respectively, for the three and nine months ended September 30, 2025 compared to the same period in 2024. The increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans.
Other operating expenses did not materially decrease for the three months ended September 30, 2025 compared to the same period in 2024. For the nine months ended September 30, 2025 compared to the same period in 2024, it decreased by $0.1 million, or 41.2%. The decrease is primarily due to annual conference expense incurred during the period ended September 30, 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2025 and 2024 were both less than $0.1 million. Non-recurring fees for the nine months ended September 30, 2025 and 2024 were $0.1 million and $0.2 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2025 and 2024 was $0.9 million and $3.8 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $3.7 million and $17.3 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $0.0 for the three months ended September 30, 2025 and 2024, respectively. Net realized loss from loans was $1.4 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0.0 and $0.5 million for the three months ended September 30, 2025 and 2024, respectively. Net realized gain from derivative instruments was $0.0 and $2.4 million for the nine months ended September 30, 2025 and 2024, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. The Fund's derivative contracts were terminated as of December 31, 2024.

Net change in unrealized loss from loans was $1.0 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively. Net change in unrealized loss from loans was $8.3 million and $9.3 million for the nine months ended September 30, 2025 and 2024, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0.0 and $0.8 million for the three months ended September 30, 2025 and 2024, respectively. Net change in unrealized loss from derivative instruments was $0.0 and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses. The Fund's derivative contracts were terminated as of December 31, 2024.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2025 and 2024 was $(0.1) million and $1.3 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2025 and 2024 was $(0.70) and $12.86, respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2025 and 2024 was $(6.0) million and $3.9 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2025 and 2024 was $(60.06) and $38.90, respectively.

Liquidity and Capital Resources – September 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both September 30, 2025 and December 31, 2024, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of September 30, 2025 and December 31, 2024. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net cash provided by operating activities	$52,946,977	$124,621,029
Net cash used in financing activities	(51,677,000)	(133,158,144)
Net increase (decrease) in cash and cash equivalents	$1,269,977	$(8,537,115)

As of September 30, 2025 and December 31, 2024, 6.5% and 4.3%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

For the nine months ended September 30, 2025 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Net loan amounts outstanding after amortization and valuation adjustments decreased by $60.2 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
September 30, 2025	$1,088.5 million	$997.6 million	$90.9 million
December 31, 2024	$1,088.5 million	$937.4 million	$151.1 million

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

As of September 30, 2025, the Fund had a cash balance of $6.4 million and approximately $31.7 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. Because the Fund terminated the debt facility on September 8, 2025 and does not plan to borrow in the future, any change in market interest rates will no longer have an effect on the Fund’s interest expense.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2025.

Although Management believes the Fund is not materially sensitive to changes in interest rates, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from Management’s conclusion that the Fund is not sensitive to interest rate changes.

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Custody Agreement

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank (“Prior Custody Agreement”). Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees were paid in connection with the termination of the Prior Custody Agreement.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2
Safra Bank Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, between Westech Investment Advisors LLC, on behalf of the Fund and Safra National Bank of New York.

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	November 13, 2025		Date:	November 13, 2025