Form 10-K
period 2025-12-31
Venture Lending & Leasing IX, Inc.
filed 2026-03-13
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 13, 2026, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026	III

PART I.

ITEM 1.    BUSINESS

Introduction.
Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”), whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation. The Fund is a wholly-owned subsidiary of Venture Lending & Leasing IX, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund primarily provides debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing its operations on May 2, 2018, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in June 2017. The Fund has elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2025, the percentage of non-qualifying investments in the Fund was 8.1%.

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
Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2028, the date on which the Fund’s term of existence automatically expires.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2025, Special Situation Financings accounted for 1.4% of total commitments.

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

Leverage. The Fund has borrowed money from and entered into secured contracts, which instruments are considered debt securities, with banks to obtain additional funds to originate loans (and possibly for Special Situation Financings). The borrowings of the Fund were subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In April 2019, the Fund’s sole shareholder, the Company, approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.

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

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	61
Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors LLC since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors LLC from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors LLC from 2011 to 2015 and served in various other positions with Westech Investment Advisors LLC since 2001. Mr. Werdegar has served as a Director of the Fund since 2017. Mr. Werdegar is Chairman of WTI Fund X, Inc. (“Fund X”) and WTI Fund XI, Inc. (“Fund XI”).

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President and Chief Executive Officer	53
Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2019. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors LLC since 2022 and held other positions with Westech Investment Advisors LLC since 2001. Mr. Wanek is the President and CEO of Fund X and Fund XI. Mr. Wanek is also a member of the board of directors of Fund X and Fund XI.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	48
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors LLC since 2021. Prior to joining Westech Investment Advisors LLC, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund X and Fund XI.

Rodolfo Ruano, Vice President and Assistant Secretary	58
Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors LLC since 2021, and has been an Investment Partner for Westech Investment Advisors LLC since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund X and Fund XI.

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

ITEM 1A.      RISK FACTORS

GENERAL

Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, the departure of key personnel or a significant number of the investment professionals of the Manager could have a material adverse effect on the Fund's ability to achieve its investment objective. There can be no assurance that any investment professional will remain associated with the Manager or that, if any investment professional ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.

Illiquid and Long-Term Investment. After December 31, 2022, the Fund ceased making any new equity investments and investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Amended and Restated Articles of Incorporation provide that, on December 31, 2028, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2028, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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

Leverage. The Fund borrowed money and entered into secured contracts, which instruments are considered debt securities, with banks to obtain additional funds to originate loans (and possibly Special Situation Financings). The borrowings of the Fund were subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). In April 2019, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.

On September 8, 2025, the Fund paid off its remaining outstanding debt balance on its debt facility and terminated the debt facility.

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

Additionally, California recently enacted the Fair Investment Practices by Venture Capital Companies Law (SB 164). The new law imposes requirements on venture capital companies operating in California to disclose and report aggregated demographic information regarding the founding teams of the portfolio companies in which they invested during the preceding year. Compliance with this law will increase administrative burdens and costs on the Fund and the Fund's portfolio companies that receive venture capital financing, insofar as the Fund must distribute standardized surveys to founding team members of venture capital investments covered by the new law and collect, collate and report data obtained through such surveys to the California Department of Financial Protection and Innovation.

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

Calculation of Management Fee. As compensation for its services to the Fund, the Manager will receive an investment management fee from the Fund (the “Management Fee”), commencing when capital is first called from the members of the Company. The aggregate annual amount of the Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment) will be calculated as a percentage of committed capital, as follows:

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

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or cyber losses.

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

Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition to physical risks, transition risks associated with climate change related legislation, regulation, and accords, both domestic and international, such as carbon reduction mandates, emissions reporting requirements, and energy transition policies, intended to control the impact of climate change may impose compliance costs or operational changes on portfolio companies. These developments could indirectly or directly reduce profitability and valuations of affected businesses. Climate related business trends, such as the process of transitioning to a lower carbon economy may also alter competitive dynamics and capital allocation priorities, creating uncertainty on the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.
Risks Related to Artificial Intelligence. Artificial intelligence, including generative artificial intelligence, large language models and machine learning technologies and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications continue to rapidly evolve and are fundamentally reshaping competitive dynamics within the sectors in which the Fund and its portfolio companies operate. Portfolio companies that are unable to develop, integrate, or adopt AI tools at a competitive pace may face loss of market share or become unviable, while those that do deploy AI tools face risks of inaccurate or biased outputs, intellectual property infringement (including ownership disputes over AI-generated content and training data), cybersecurity vulnerabilities, and the potential leakage of confidential or proprietary information to third-party AI platforms. The legal and regulatory landscape for AI is rapidly evolving and uncertain at the federal, state, and international levels, and new AI regulations could impose material compliance costs or restrict certain AI use cases. Portfolio companies engaged in the development of AI technology may be particularly impacted by these risks. The Fund and its portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. The Fund and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services. In addition, the use of AI by bad actors could heighten the risk to the Fund and its portfolio companies of cyberattacks. The use of AI could also exacerbate or create new and unpredictable risks to the Fund and the businesses of its portfolio companies, including by potentially significantly disrupting the markets in which the Fund and its portfolio companies operate. The rapid development and deployment of AI by third parties, including the Fund’s portfolio companies’ competitors, could disrupt the markets and business models in which portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service loans made by the Fund.

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign-based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.

Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2025, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.

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

Additionally, concerns regarding the U.S. fiscal policy, potential government shutdowns, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., including fiscal policy debates, the risk of government shutdowns, and uncertainty surrounding the upcoming 2026 U.S. midterm elections; the impact of global conflict, such as the ongoing Russia-Ukraine war, outbreak of war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States and escalations in the South China Sea that have disrupted trade routes and heightened security concerns; cybersecurity threats and terrorism, including increased cyberattacks targeting critical infrastructure and financial institutions globally; and labor disputes and domestic and foreign political unrest. In addition, in December 2025, the Office of the Controller of the Currency updated prior guidance to change the supervisory expectations for national banks with respect to the banks’ systems and controls to identify and manage risks associated with lending to venture capital firms. While the updated guidance does not relieve banks of the obligation to lend in a safe and sound manner, including adherence to risk management practices designed to ensure such loans are appropriately underwritten, within risk limits, and sufficiently reserved, the change may encourage more bank lending to the venture sector. If banks expand lending to venture‑backed companies and other growth‑stage businesses, the pricing and terms available for capital deployment may become less favorable, limiting the Fund’s ability to achieve attractive risk‑adjusted returns. Any deterioration in the Fund’s competitive position as a result of increased bank participation could adversely affect its financial condition, results of operations, and cash flows.

Uncertainty About Presidential Administration Initiatives. There remains significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent developments following the 2024 U.S. presidential election and the lead up to the 2026 midterm elections have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Proposed changes under the current administration include adjustments to corporate tax rates, modifications to capital gains treatment, and new regulatory frameworks for artificial intelligence and data privacy. Additionally, ongoing discussions regarding tariffs, supply chain security, and energy transition policies may impact international trade and domestic business conditions. These initiatives, combined with uncertainty surrounding future monetary policy and deficit management, could influence inflation, interest rates, and overall market stability. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows or those of its portfolio companies. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. Persistent inflationary pressures have continued to affect financial markets and the broader economy throughout 2025, despite some moderation from peak levels in prior years. While inflation has eased from its highs, it remains above long-term targets in many major economies, contributing to uncertainty in interest rate policy and market volatility. Elevated costs for labor, energy, and raw materials have placed additional strain on businesses, including those in the Fund’s portfolio. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

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

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee and separately the Board of Directors on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

Regulation S-P Compliance. Effective December 2025, the SEC adopted amendments to Regulation S-P requiring investment companies and registered advisers to implement written incident response programs and provide timely notice to affected individuals in the event of unauthorized access to or use of customer information. The Fund, through its Manager, has updated its cybersecurity program to comply with these requirements, including documented response protocols and notification procedures. These enhancements are designed to mitigate risks of data breaches and ensure compliance with applicable privacy regulations.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how the Fund’s operations are subject to cyber incidents that could have a material adverse effect on the Fund’s business, financial condition, results of operations, or cash flows.

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

The number of holders of record of the Fund’s common stock at March 13, 2026 was 1.

The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2025, the Fund had distributed $497.7 million to date to its sole shareholder, of which $390.0 million was in cash.

ITEM 6.        [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in connection with the Fund’s Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

    The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business. The Fund undertakes no obligation to update or revise any forward-looking statements, except as required by law.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund’s portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future unrealized losses and therefore reduce the Fund’s net assets resulting from operations.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.

Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events, such as the 2025 Southern California wildfires, underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's financial condition, including its liquidity and capital resources.

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

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from the Company’s members will be sufficient to satisfy its working capital needs, and other liquidity requirements associated with its existing operations.

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

Results of Operations - For the Years Ended December 31, 2025 and 2024

Analysis of Interest Income

Total investment income for the years ended December 31, 2025 and 2024 was $9.2 million and $32.0 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from the forfeiture of commitment fees and deferred income from warrants.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025				For the Year Ended December 31, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$53,909,963	$8,983,560	13.63%	3.03%	$176,804,278	$30,710,220	14.07%	3.30%
All Loans	$111,357,754	$9,013,545	6.63%	1.47%	$216,401,353	$31,115,312	11.68%	2.70%

Interest income for both performing loans and all loans decreased by $21.7 million and $22.1 million, or 70.7% and 71.0%, respectively, for the year ended December 31, 2025 compared to the same period in 2024. The decrease is primarily due to decrease in the loan investment portfolio. The average outstanding balance for performing loans and all loans decreased by $122.9 million and $105.0 million, or 69.5% and 48.5%, respectively, for the year ended December 31, 2025 compared to the same period in 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility. The facility was terminated, and the outstanding balance was fully repaid in September 2025. For the year ended December 31, 2025, interest expense also included the accelerated amortization of deferred fees related to the debt facility.
The following table shows the average outstanding balance, interest expense, and weighted average interest rate for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$14,730,769	$1,815,437	12.32%	$84,153,846	$7,588,450	9.02%

Interest expense decreased by $5.8 million, or 76.1%, for the year ended December 31, 2025 compared to the same period in 2024. The decrease is primarily due to the decrease in the borrowings under the debt facility offset partially by the additional interest from the acceleration of the amortization of deferred fees related to the debt facility. The average outstanding balance for borrowings under the facility decreased by $69.4 million, or 82.5%, for the year ended December 31, 2025 compared to the same period in 2024.

For the year ended December 31, 2024, the Fund also used derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. The Fund terminated all of its derivative contracts on December 18, 2024.

Analysis of Operating Expenses

The following table shows the components of operating expense for the years ended December 31, 2025 and 2024.

Operating Expenses	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	Change ($)
Management fees	$2,185,000	$3,450,000	$(1,265,000)
Banking and professional fees	$750,292	$608,771	$141,521
Other operating expenses	$233,040	$371,373	$(138,333)
Total Operating Expenses	$3,168,332	$4,430,144	$(1,261,812)

For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 0.60% of the Company's committed capital and for the period from July 1, 2025 through December 31, 2025, Management Fees were calculated at 0.35% of the Company's committed capital. For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through December 31, 2024, Management Fees were calculated at 0.60% of the Company's committed capital.

Banking and professional fees increased by $0.1 million or 23.2% for the year ended December 31, 2025 compared to the same period in 2024. The increase in banking and professional fees were primarily due to higher legal fees associated with non-performing loans.

Other operating expenses decreased by $0.1 million, or 37.2% for the year ended December 31, 2025 compared to the same period in 2024. The decrease is primarily due to lower annual conference and insurance expense incurred during the year ended December 31, 2025 compared to 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2025 and 2024 totaled $0.1 million and $0.3 million, respectively.
Net Investment Income

Net investment income for the years ended December 31, 2025 and 2024 was $4.2 million and $20.0 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $16.7 million and $21.7 million for the years ended December 31, 2025 and 2024, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments was $0 and $3.5 million for the years ended December 31, 2025 and 2024, respectively. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized gains for the year ended December 31, 2024 also include proceeds from termination of collar contracts with Zions Bancorporation, N.A.

Net change in unrealized gain from loans was $4.0 million and $4.4 million for the years ended December 31, 2025 and 2024, respectively. The net change in unrealized gain from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized loss from derivative instruments was $0 and $3.0 million for the years ended December 31, 2025 and 2024, respectively. The net change in unrealized loss from derivative instruments for the years ended December 31, 2024 is primarily due to the realization of prior year unrealized gains, including gains from the termination of collar contracts with Zion Bancorporation, N.A. during the year.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2025 and 2024 was $(8.5) million and $3.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2025 and 2024 was $(84.54) and $30.93, respectively.

Liquidity and Capital Resources – December 31, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both December 31, 2025 and 2024, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of December 31, 2025 and 2024. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net cash provided by operating activities	$63,887,422	$145,938,243
Net cash used in financing activities	(65,677,000)	(162,371,950)
Net decrease in cash and cash equivalents	$(1,789,578)	$(16,433,707)

As of December 31, 2025 and December 31, 2024, 4.0% and 4.3%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund was a party to a loan and security agreement (as amended and restated from time to time) with MUFG Union Bank Ltd. acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility. This credit facility was terminated on September 8, 2025.

Borrowings by the Fund were collateralized by all the assets of the Fund and the Manager's right to receive management fees from the Fund. In the event of default, the Manager's right to receive management fees from the Fund was subordinate to the liens of the lenders. Loans under the facility were at the option of the Fund, a Reference Rate Loan, or a SOFR Rate Loan (calculated at Daily Simple SOFR or another applicable Term SOFR Reference Rate). The Fund paid interest on its borrowings and also paid a fee on the unused portion of the facility.

For the year ended December 31, 2025 and since the start of its investment operations in May 2018, the Fund invested its assets in venture loans. Net loan amounts outstanding after amortization and valuation adjustments decreased by $73.0 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
December 31, 2025	$1,088.5 million	$1,010.4 million	$78.1 million
December 31, 2024	$1,088.5 million	$937.4 million	$151.1 million

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

As of December 31, 2025, the Fund had a cash balance of $3.3 million and approximately $18.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source, as well as access to capital from the Fund's debt facility as needed. These amounts are sufficient to meet operational expenses of the Fund over the next year.

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

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2025.
Because Management believes the Fund is not materially sensitive to changes in interest rates, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from Management’s conclusion that the Fund is not sensitive to interest rate changes.

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

Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
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

Changes in Internal Controls

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K. No family relationships exist among any of the directors or executive officers of the Fund.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2026 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a0 Reports” and is incorporated herein by reference.

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

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2025 and 2024
Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023
Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Schedules of Investments as of December 31, 2025 and 2024
Notes to Financial Statements
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

10.2
Safra National Bank of New York Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, by and between Westech Investment Advisors LLC, on behalf of the Fund and Safra National Bank of New York, incorporated by reference to Exhibit 10.2 to the Fund’s 10-Q filed with the Securities and Exchange Commission on November 13, 2025.

10.3	Amended and Restated Custodial Agreement between the Fund and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), dated October 16, 2025.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification)

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 13, 2026		Date:	March 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 13, 2026
Maurice C. Werdegar

By:	/S/ Robert Hutter	Director	March 13, 2026
Robert Hutter

By:	/S/ Roger V. Smith	Director	March 13, 2026
Roger V. Smith

By:	/S/ Scott Taylor	Director	March 13, 2026
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Venture Lending & Leasing IX, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Venture Lending & Leasing IX, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2025 and 2024, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

We identified the completeness of loans exhibiting indicators of credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

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

March 13, 2026

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

VENTURE LENDING & LEASING IX, INC.
Statements of Assets and Liabilities
As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS:
Loans, at estimated fair value
(amortized cost of $117,618,886 and $194,533,292, respectively)	$78,121,680	$151,064,673
Cash and cash equivalents	3,294,123	5,083,701
Dividend and interest receivables	400,422	1,424,095
Other assets	174,844	2,394,009
Total assets	81,991,069	159,966,478

LIABILITIES:
Borrowings under debt facility	—	39,500,000
Accrued management fees	402,500	690,000
Accounts payable and other accrued liabilities	113,101	430,267
Total liabilities	515,601	40,620,267

NET ASSETS:	$81,475,468	$119,346,211

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(272,578,847)	(243,161,880)
Total distributable losses	(53,070,685)	(44,616,909)
Net assets (equivalent to $814.75 and $1,193.46 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 12)	$81,475,468	$119,346,211

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
INVESTMENT INCOME:
Interest on loans	$9,013,545	$31,115,312	$66,204,909
Other income	195,210	866,576	2,122,338
Total investment income	9,208,755	31,981,888	68,327,247

EXPENSES:
Management fees	2,185,000	3,450,000	4,945,000
Interest expense	1,815,437	7,588,450	16,950,891
Banking and professional fees	750,292	608,771	500,508
Other operating expenses	233,040	371,373	208,041
Total expenses	4,983,769	12,018,594	22,604,440
Net investment income	4,224,986	19,963,294	45,722,807

Net realized loss from loans	(16,650,175)	(21,669,030)	(6,106,352)
Net realized gain from derivative instruments	—	3,493,050	8,948,922
Net change in unrealized gain (loss) from loans	3,971,413	4,354,597	(15,608,931)
Net change in unrealized loss from derivative instruments	—	(3,049,177)	(7,595,174)
Net realized and change in unrealized loss from loans and derivative instruments	(12,678,762)	(16,870,560)	(20,361,535)
Net increase (decrease) in net assets resulting from operations	$(8,453,776)	$3,092,734	$25,361,272

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(84.54)	$30.93	$253.61
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2022	100,000	$100	$407,124,900	$(116,194,481)	$(22,718,224)	$268,212,295
Net increase in net assets resulting from operations	—	—	—	—	25,361,272	25,361,272
Distributions of income to shareholder	—	—	—	—	(48,565,377)	(48,565,377)
Return of capital to shareholder	—	—	—	(56,318,357)	—	(56,318,357)
Balance at December 31, 2023	100,000	$100	$407,124,900	$(172,512,838)	$(45,922,329)	$188,689,833

Net increase in net assets resulting from operations	—	—	—	—	3,092,734	3,092,734
Distributions of income to shareholder	—	—	—	—	(1,787,314)	(1,787,314)
Return of capital to shareholder	—	—	—	(70,649,042)	—	(70,649,042)
Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211

Net decrease in net assets resulting from operations	—	—	—	—	(8,453,776)	(8,453,776)
Return of capital to shareholder	—	—	—	(29,416,967)	—	(29,416,967)
Balance at December 31, 2025	100,000	$100	$407,124,900	$(272,578,847)	$(53,070,685)	$81,475,468

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.
Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(8,453,776)	$3,092,734	$25,361,272
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	16,650,175	21,669,030	6,106,352
Net realized gain from derivative instruments	—	(3,493,050)	(8,948,922)
Net change in unrealized (gain) loss from loans	(3,971,413)	(4,354,597)	15,608,931
Net change in unrealized loss from derivative instruments	—	3,049,177	7,595,174
Amortization of deferred costs related to borrowing facility	704,869	562,022	1,009,982
Origination of loans	—	(545,652)	(29,750,000)
Principal payments on loans, net of accretion	57,847,264	124,576,971	185,767,580
Proceeds from sale of loans	—	—	6,043,138
Acquisition of equity securities	—	—	(780,851)
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,023,673	2,445,602	2,504,881
Net decrease in other assets	691,296	100,735	1,074,572
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(604,666)	(1,164,729)	(2,199,806)
Net cash provided by operating activities	63,887,422	145,938,243	209,392,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(27,000,000)	(62,042,000)	(100,992,000)
Borrowings under debt facility	—	—	6,500,000
Repayments of borrowings under debt facility	(39,500,000)	(103,000,000)	(108,500,000)
Payments received from derivative instruments	823,000	2,670,050	8,948,922
Payments of bank facility fees and costs	—	—	(906,474)
Net cash used in financing activities	(65,677,000)	(162,371,950)	(194,949,552)
Net increase (decrease) in cash and cash equivalents	(1,789,578)	(16,433,707)	14,442,751

CASH AND CASH EQUIVALENTS:
Beginning of year	5,083,701	21,517,408	7,074,657
End of year	$3,294,123	$5,083,701	$21,517,408

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$1,402,874	$7,767,317	$16,400,251
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,416,967	$10,394,356	$3,891,734
Receipt of equity securities as repayment of loans	$2,416,967	$10,394,356	$3,110,883

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedule of Investments

As of December 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Ukko Inc.		Senior Secured	11.5%		$656,145	$650,198	$650,198	5/1/2026
Biotechnology Total		0.8%				$656,145	$650,198	$650,198

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,873,374	$9,500,276	*
Computers & Storage Total		11.6%				$9,879,021	$9,873,374	$9,500,276

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$2,933,493	$2,933,493	*
Enterprise Networking Total		3.6%				$5,404,212	$2,933,493	$2,933,493

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,467,238	$4,927,338	$117,000	*
	D2C Store, Inc.		Senior Secured	10.0%		856,869	610,687	610,687	1/1/2027
	Good Counsel, Inc.		Senior Secured	12.3%		908,125	841,221	841,221	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,122,833	*
	Miami Labs, Inc.		Senior Secured	13.3%		675,288	651,684	651,684	2/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		160,177	156,088	156,088	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		8,528,348	6,634,951	6,634,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		405,041	423,117	315,338	10/1/2028
	RetailerX, Inc.		Senior Secured	11.3%		5,875,325	4,948,921	4,948,921	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,920,124	3,406,628	—	*
Internet Total		18.9%				$30,797,874	$25,577,077	$15,398,723

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,813	—	*
Medical Devices Total		—%				$10,398,742	$9,289,563	$—

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$122,249	$98,643	$40,352	*
	KBS, Inc.		Senior Secured	14.0%		57,314	56,181	56,181	6/1/2026
	Open Inc.		Senior Secured	14.8%		58,770	58,646	58,646	3/1/2026
	Open Inc.		Senior Secured	13.5%		58,001	57,588	57,588	3/1/2026
	Open Inc. Subtotal					116,771	116,234	116,234
	Therapydia, Inc.		Senior Secured	12.0%		262,252	115,250	115,250	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	362,797	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		47,681	46,710	46,710	5/1/2026
Other Healthcare Total		0.9%				$1,318,001	$1,051,989	$737,524

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$453,370	*
	BloomTech Inc.		Senior Secured	11.3%		334,892	334,892	334,892	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,165	24,574	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,562	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	936,235	936,235	8/1/2028
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,205	*
	Creoate Limited ** ^		Senior Secured	15.5%		257,682	255,570	255,570	2/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Creoate Limited ** ^		Senior Secured	14.0%		29,154	29,086	29,086	3/1/2026
	Creoate Limited Subtotal ** ^					286,836	284,656	284,656
	Digital. Thing(s), Inc.		Senior Secured	13.5%		333,554	247,799	247,799	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	1,714,182	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	—	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	941,507	260,896	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		2,163,724	1,983,716	1,983,716	*
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Invert Robotics Group, Ltd.** ^		Senior Secured	13.0%		61,044	39,718	39,718	*
	Joy Memories, Inc		Senior Secured	12.0%		567,882	560,318	560,318	6/1/2027
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		398,954	351,769	351,769	3/1/2027
	Mavenform, Inc.		Senior Secured	11.1%		1,450,280	1,303,697	854,761	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	1,950,158	1,730,445	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,118,564	8,195,815	8,195,815	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		14,528,823	13,655,904	11,784,172	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Umbra Lab, Inc.		Senior Secured	13.5%		769,183	765,188	765,188	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	917,520	917,520	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	*
Other Technology Total		47.7%				$57,050,787	$51,160,292	$38,880,606

Security
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	57,840	*
Security Total		0.1%				$1,998,517	$1,559,440	$57,840

Software
	Abacum Inc.		Senior Secured	13.5%		$557,799	$546,844	$546,844	10/1/2026
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Common Sun, Inc		Senior Secured	11.0%		332,246	328,393	328,393	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		200,038	200,037	200,037	1/1/2027
	Common Sun, Inc Subtotal					532,284	528,430	528,430
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,208,618	680,681	*
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		228,185	225,067	225,067	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		64,553	64,266	64,266	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,968,835	3,894,232	3,894,232	4/1/2027
	Safe Securities Inc.		Senior Secured	11.5%		127,422	127,148	127,148	4/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		377,048	367,449	367,449	5/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		331,937	331,937	331,937	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		401,298	401,298	401,298	11/1/2026
	SF Insuretech, Inc. Subtotal					1,110,283	1,100,684	1,100,684
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,126	557,313	366,951	*
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	260,999	260,999	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	263,286	263,286	6/1/2026
	Vesta Housing, Inc. Subtotal					529,052	524,285	524,285
Software Total		10.9%				$10,937,483	$10,613,662	$8,840,687

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Technology Services
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,987,379	3,787,465	—	*
Technology Services Total		—%				$3,987,379	$3,787,465	$—

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,146,647	$1,122,333	$1,122,333	7/1/2026
Wireless Total		1.4%				$1,146,647	$1,122,333	$1,122,333

	Grand Total	95.9%				$133,574,808	$117,618,886	$78,121,680
* As of December 31, 2025, loans with a cost basis of $94.5 million and a fair value of $55.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 8.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of December 31, 2025, all loans were made to non-affiliates.

See notes to financial statements.

VENTURE LENDING & LEASING IX, INC.

Schedule of Investments

As of December 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Calysta, Inc.		Senior Secured	11.8%		$1,424,098	$1,408,179	$1,408,179	6/1/2025
	Genomic Prediction, Inc.		Senior Secured	11.0%		37,551	37,410	37,410	1/1/2025
	Ukko Inc.		Senior Secured	11.5%		2,107,295	2,051,686	2,051,686	5/1/2026
Biotechnology Total		2.9%				$3,568,944	$3,497,275	$3,497,275

Computers & Storage
	Canary Connect, Inc.		Senior Secured	11.8%		$9,879,021	$9,758,853	$9,758,853	3/1/2026
	Proto, Inc.		Senior Secured	12.5%		507,469	495,929	495,929	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		508,460	508,460	508,460	10/1/2025
	Proto, Inc. Subtotal					1,015,929	1,004,389	1,004,389
Computers & Storage Total		9.0%				$10,894,950	$10,763,242	$10,763,242

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$3,310,413	$3,310,413	*
Enterprise Networking Total		2.8%				$5,404,212	$3,310,413	$3,310,413

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,350,238	$4,821,628	$4,014,479	*
	D2C Store, Inc.		Senior Secured	10.0%		1,305,572	912,688	912,688	*
	Good Counsel, Inc.		Senior Secured	12.3%		1,996,772	1,697,833	1,697,833	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	1,752,559	*
	Miami Labs, Inc.		Senior Secured	13.3%		5,877,795	5,626,862	5,626,862	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		772,050	744,720	744,720	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		376,963	361,961	178,319	4/1/2026
	RetailerX, Inc.		Senior Secured	11.3%		5,527,786	5,450,354	4,794,090	*
	Serface Care, Inc.		Senior Secured	12.3%		597,411	344,785	—	*
	Stay Alfred, Inc.		Senior Secured	18.0%		4,921,822	3,408,326	—	*
	Vinvesto, Inc.		Senior Secured	15.0%		153,163	153,163	153,163	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		152,975	145,097	145,097	5/1/2026
	Vinvesto, Inc. Subtotal					306,138	298,260	298,260
Internet Total		24.4%				$39,562,989	$35,778,810	$29,154,761

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,918,414	—	*
	Siren Care, Inc.		Senior Secured	13.5%		310,920	310,783	310,783	1/1/2025
Medical Devices Total		0.3%				$10,709,662	$9,575,947	$310,783

Other Healthcare
	Elysium Health, Inc.		Senior Secured	12.0%		$485,515	$481,710	$481,710	2/1/2025
	GoForward, Inc.		Senior Secured	11.5%		118,797	95,051	46,363	*
	Hello Heart Inc.		Senior Secured	11.0%		439,894	438,841	438,841	6/1/2025
	Honeybee Health, Inc.		Senior Secured	11.0%		679,770	666,022	666,022	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		237,698	234,650	234,650	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		366,753	358,529	358,529	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		264,681	261,019	261,019	6/1/2026
	Julie Products Inc. Subtotal					869,132	854,198	854,198

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	KBS, Inc.		Senior Secured	14.0%		160,491	152,256	152,256	6/1/2026
	Open Inc.		Senior Secured	13.5%		271,270	263,850	263,850	3/1/2026
	Open Inc.		Senior Secured	14.8%		273,217	270,883	270,883	3/1/2026
	Open Inc. Subtotal					544,487	534,733	534,733
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		261,096	257,207	257,207	7/1/2025
	Therapydia, Inc.		Senior Secured	12.5%		453,077	306,075	306,075	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	471,310	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		151,845	143,005	143,005	5/1/2026
Other Healthcare Total		3.6%				$4,875,838	$4,548,069	$4,351,720

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$548,094	*
	Bankroll Club, LLC		Senior Secured	12.9%		4,262,576	3,955,801	1,051,870	*
	Beautiful Beanfields, Inc.		Senior Secured	6.0%		275,000	255,543	125,523	*
	BloomTech Inc.		Senior Secured	11.3%		299,416	299,416	299,416	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,178	212,314	12/1/2026
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Candy Club Holdings, Inc.		Senior Secured	8.5%		750,000	734,522	—	*
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	1,033,864	1,033,864	5/1/2027
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	927,667	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	211,951	*
	Creoate Limited ** ^		Senior Secured	14.0%		136,025	134,790	134,790	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		444,128	437,777	437,777	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		327,018	319,831	319,831	12/1/2025
	Creoate Limited Subtotal ** ^					907,171	892,398	892,398
	Digital. Thing(s), Inc.		Senior Secured	12.0%		328,844	293,172	293,172	10/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	534,576	25,853	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	Higher Ground Education, Inc.		Senior Secured	12.5%		325,522	324,460	324,460	2/1/2025
	Higher Ground Education, Inc.		Senior Secured	12.5%		1,339,384	1,329,730	1,329,730	6/1/2025
	Higher Ground Education, Inc. Subtotal					1,664,906	1,654,190	1,654,190
	Hint, Inc.		Senior Secured	12.0%		1,527,606	1,479,004	1,479,004	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,608,875	1,576,699	1,576,699	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,006,125	991,613	991,613	11/1/2025
	Invert Robotics Group, Ltd.** ^		Senior Secured	13.0%		286,146	261,015	261,015	5/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		834,464	771,276	771,276	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		231,496	228,325	228,325	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		217,628	201,948	201,948	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		764,101	755,548	755,548	10/1/2026
	Logistech Solutions Pte. Ltd. Subtotal ** ^					981,729	957,496	957,496
	Mavenform, Inc.		Senior Secured	11.1%		1,453,642	1,445,530	1,145,128	10/1/2025
	Merlin Labs, Inc.		Senior Secured	11.0%		565,162	560,264	560,264	6/1/2025
	Noteleaf, Inc.		Senior Secured	18.0%		2,277,124	1,836,011	—	*
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	317,157	317,157	317,157	12/1/2024
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	2,286,773	2,067,861	*
	PlantBaby, Inc.		Senior Secured	12.0%		32,637	32,416	32,416	7/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		76,300	74,791	74,791	5/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	PlantBaby, Inc.		Senior Secured	12.0%		47,093	46,250	46,250	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		59,550	56,119	56,119	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		45,953	45,528	45,528	10/1/2025
	PlantBaby, Inc. Subtotal					261,533	255,104	255,104
	Platform Science, Inc.		Senior Secured	12.5%		2,530,661	2,451,050	2,451,050	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,697,095	2,676,222	2,676,222	3/1/2026
	Platform Science, Inc. Subtotal					5,227,756	5,127,272	5,127,272
	Reali Inc.		Senior Secured	12.5%		11,275,525	8,533,922	23,751	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,764,571	8,764,571	12/1/2027
	SMS OPCO LLC		Senior Secured	8.0%		29,942	11,192	—	*
	Supplant, Inc. ** ^		Senior Secured	16.0%		415,527	410,093	410,093	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,341,684	1,306,881	1,306,881	7/1/2026
	Supplant, Inc. Subtotal ** ^					1,757,211	1,716,974	1,716,974
	Sustainable Living Partners, LLC		Senior Secured	12.5%		13,967,808	13,094,889	10,926,993	*
	The Farm Project, PBC.		Senior Secured	15.0%		2,272,202	2,252,211	1,916,072	6/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		445,279	439,569	439,569	8/1/2025
	Umbra Lab, Inc.		Senior Secured	13.5%		2,878,167	2,828,922	2,828,922	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	1,065,823	1,065,823	*
	Virtuix Holdings, Inc.		Senior Secured	12.3%		166,629	165,055	165,055	9/1/2025
	Wheels Labs, Inc. **		Senior Secured	12.0%		700,000	700,000	145,328	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,933,530	2,867,300	2,867,300	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,352	4,704,217	4,704,217	10/1/2026
	Zimeno Inc. Subtotal					7,690,882	7,571,517	7,571,517
Other Technology Total		56.6%				$99,406,613	$90,543,555	$67,570,223

Security
	Axiado Corporation		Senior Secured	10.5%		$885,386	$864,939	$864,939	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		885,386	885,383	885,383	10/1/2025
	Axiado Corporation Subtotal					1,770,772	1,750,322	1,750,322
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	34,704	*
Security Total		1.5%				$3,769,289	$3,309,762	$1,785,026

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,148,769	$1,103,285	$1,103,285	10/1/2026
	Bizly, Inc.		Senior Secured	12.5%		1,636,014	1,594,976	1,594,976	3/1/2027
	BlueCart, Inc.		Senior Secured	14.1%		1,124,923	1,001,277	1,001,277	12/1/2026
	Canopy Technology Corp.		Senior Secured	15.0%		547,212	541,475	541,475	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		610,420	595,815	595,815	11/1/2025
	Canopy Technology Corp. Subtotal					1,157,632	1,137,290	1,137,290
	Chowbus, Inc.		Senior Secured	12.0%		527,766	518,629	518,629	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		364,513	364,510	364,510	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		854,040	829,969	829,969	7/1/2026
	Common Sun, Inc Subtotal					1,218,553	1,194,479	1,194,479
	Eskalera, Inc.		Senior Secured	12.0%		1,128,083	1,103,259	792,024	10/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		216,860	209,140	209,140	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		316,562	313,999	313,999	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,709	249,109	249,109	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,469	345,326	345,326	8/1/2026
	Form Remodel, Inc. Subtotal					1,132,600	1,117,574	1,117,574

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	FutureProof Technologies, Inc.		Senior Secured	13.5%		640,496	617,606	617,606	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		243,895	240,305	240,305	4/1/2026
	Grokker, Inc.		Senior Secured	11.5%		96,037	95,610	95,610	3/1/2025
	Grokker, Inc. Subtotal					339,932	335,915	335,915
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	784,109	546,129	*
	Hoken Holdings Inc.		Senior Secured	13.0%		379,142	359,408	165,361	5/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,521,957	6,319,245	6,319,245	4/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		128,333	112,710	112,710	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		848,283	839,947	839,947	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		306,717	303,661	303,661	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,283,333	1,256,318	1,256,318
	Safe Securities Inc.		Senior Secured	11.5%		481,779	478,328	478,328	4/1/2026
	Safe Securities Inc.		Senior Secured	11.5%		1,680,219	1,661,759	1,661,759	9/1/2025
	Safe Securities Inc. Subtotal					2,161,998	2,140,087	2,140,087
	SF Insuretech, Inc.		Senior Secured	13.5%		786,275	786,275	786,275	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		725,598	725,598	725,598	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		1,200,388	1,113,723	1,113,723	5/1/2026
	SF Insuretech, Inc. Subtotal					2,712,261	2,625,596	2,625,596
	Swiftly Systems, Inc.		Senior Secured	11.5%		80,788	80,588	80,588	1/1/2025
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,325,856	1,159,785	1,159,785	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	722,566	722,566	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	739,470	739,470	6/1/2026
	Vesta Housing, Inc. Subtotal					1,497,544	1,462,036	1,462,036
Software Total		21.5%				$27,571,485	$26,675,191	$25,664,750

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	11.8%		$1,463,620	$1,438,665	$1,438,665	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,982,300	3,782,386	1,907,838	*
Technology Services Total		2.8%				$5,445,920	$5,221,051	$3,346,503

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,002,031	$975,385	$975,385	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		338,922	334,592	334,592	7/1/2026
	Juvo Mobile, Inc. Subtotal **					1,340,953	1,309,977	1,309,977
Wireless Total		1.1%				$1,340,953	$1,309,977	$1,309,977

	Grand Total	126.6%				$212,550,855	$194,533,292	$151,064,673

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	3.8%	4,583,701	$4,583,701	$4,583,701
Total Cash Equivalents		3.8%	4,583,701	$4,583,701	$4,583,701

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

(Intentionally left blank)

VENTURE LENDING & LEASING IX, INC.

Notes to Financial Statements

1.ORGANIZATION AND OPERATIONS OF THE FUND

Venture Lending & Leasing IX, Inc. (the “Fund”) was incorporated in Maryland on June 28, 2017 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation.

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

As of December 31, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank of New York (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank.

All cash held at MUFG Bank amounting to $200,000 and $500,000 as of December 31, 2025 and 2024, respectively, is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000, expose the Fund to a concentration of credit risk.

The following table summarizes the Fund’s cash and cash equivalents as of each reporting date:

	December 31, 2025	December 31, 2024
Cash	$3,294,123	$500,000
Money market mutual funds*	—	4,583,701
Total cash and cash equivalents	$3,294,123	$5,083,701
Percentage of Fund’s net assets	4.0%	4.3%
*Refer to the Schedules of Investments for further details.

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

As of December 31, 2025 and 2024, the financial statements included nonmarketable investments of $78.1 million and $151.1 million, respectively (or 95.3% and 94.4% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the most advantageous market effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of December 31, 2025 and 2024, loans with a cost basis of $94.5 million and $95.5 million and a fair value of $55.1 million and $53.8 million, respectively, were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2025 and 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

Recent Accounting Pronouncements

Management has evaluated all Accounting Standards Updates (“ASUs”) issued in 2025 and concluded that none of the new standards are applicable to the Fund or are expected to have a material impact on the Fund’s financial statements. The Fund will continue to monitor standard-setting activities and evaluate the impact of any future ASUs on its financial statements as they are issued.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2025 and 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Weighted-Average Interest Rate – Cash	13.63%	14.07%	6.63%	11.68%
Weighted Average Interest Rate – Non-Cash	3.03%	3.30%	1.47%	2.70%
Weighted-Average Interest Rate	16.66%	17.37%	8.10%	14.38%

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the years ended December 31, 2025 and 2024.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: cash equivalents and loan investments. Cash equivalents are valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$650,198	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
Computers & Storage	9,500,276	Asset Recovery	Probability weighting of alternative outcomes	30% - 40%*
Enterprise Networking	2,933,493	Asset Recovery	Probability weighting of alternative outcomes	13% - 35% *
Internet	15,398,723	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 100%^
Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	737,524	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Technology	38,880,606	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Security	57,840	Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	8,840,687	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 19%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	—	Asset Recovery	Probability weighing of alternative outcomes	100%*
Wireless	1,122,333	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
Total Loan Investments	$78,121,680
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

Increases (or decreases) in the most advantageous market effective yield rate, in isolation, could result in a significantly lower (or higher) fair value measurement. Likewise, increases (or decreases) in the probability weighting of unfavorable outcomes could decrease (increase) the fair value of loan investments significantly. These sensitivities vary across industry segments and individual borrowers.

The following tables present the balances of assets and liabilities as of December 31, 2025 and 2024 measured at fair value on a recurring basis:

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$78,121,680	$78,121,680
Total	$—	$—	$78,121,680	$78,121,680

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$151,064,673	$151,064,673
Cash equivalents	4,583,701	—	—	4,583,701
Total	$4,583,701	$—	$151,064,673	$155,648,374

† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2025
	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$151,064,673	$—	$—	$—
Acquisitions and originations	—	555,587	1,061,504	799,876
Principal payments on loans, net of accretion	(60,264,231)	—	—	—
Distributions to shareholder	—	(555,587)	(1,061,504)	(799,876)
Net realized loss from loans	(16,650,175)	—	—	—
Net change in unrealized loss from loans	3,971,413	—	—	—
Ending balance	$78,121,680	$—	$—	$—
Net change in unrealized loss from loans still held at December 31, 2025	$(11,616,817)

	For the Year Ended December 31, 2024
	Loans	Warrants	Stocks	Convertible Notes and Others
Beginning balance	$302,804,781	$—	$—	$—
Acquisitions and originations	545,652	1,903,444	5,220,338	3,270,574
Principal payments on loans, net of accretion	(134,971,327)	—	—	—
Distributions to shareholder	—	(1,903,444)	(5,220,338)	(3,270,574)
Net realized loss from loans	(21,669,030)	—	—	—
Net change in unrealized loss from loans	4,354,597	—	—	—
Ending balance	$151,064,673	$—	$—	$—
Net change in unrealized loss from loans still held at December 31, 2024	$(14,984,181)

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

5.    CAPITAL STOCK

As of both December 31, 2025 and 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both December 31, 2025 and 2024, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash distributions	$27,000,000	$62,042,000	$100,992,000
Distributions of securities	2,416,967	10,394,356	3,891,734
Total distributions to shareholder	$29,416,967	$72,436,356	$104,883,734

6. DEBT FACILITY

On September 8, 2025, the Fund paid off all outstanding borrowings under its debt facility and terminated the debt facility.

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. The Fund was permitted to borrow in any amounts so long as its asset coverage ratio, as defined in the 1940 Act, was at least 150%, after giving effect to such borrowings. As of December 31, 2024, the Fund’s asset coverage for borrowings was 400%.

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

Borrowings of the Fund were collateralized by all of the assets of the Fund. In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders.

The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Interest was charged to the Fund based on its borrowings at, pursuant to the election of the Fund, an annual rate equal to either (i) for a Reference Rate loan, the Reference Rate plus 1.50% and 1.75%, respectively, (ii) for a SOFR Rate Loan with an interest period of one month, SOFR plus 2.60% and 2.85%, respectively or (iii) for a SOFR Rate Loan with an interest period of three months, SOFR plus 2.65% or 2.90%, respectively. As of December 31, 2024, the Fund’s outstanding borrowings were entirely SOFR Rate Loan. When the Fund used 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly.

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

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2024, $39.5 million was outstanding under the debt facility.

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
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 0.60% of the Company's committed capital and for the period from July 1, 2025 through December 31, 2025, Management Fees were calculated at 0.35%. For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 0.90% of the Company's committed capital and for the period from July 1, 2024 through December 31, 2024, Management Fees were calculated at 0.60%.
Management Fees of $2.2 million, $3.5 million and $4.9 million were recognized as expenses for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Fund terminated all of its derivative contracts as of December 31, 2024. As a result, no unrealized or realized gains or losses from derivatives were recognized for the year ended December 31, 2025.

The following table shows the effect of the Fund's derivative instruments on the Fund's Statements of Operations for the years ended December 31, 2024 and 2023.

		For the Years Ended
Derivative Instruments	Statements of Operations Caption	December 31, 2024	December 31, 2023
Interest rate collar	Net change in unrealized loss from derivative instruments	$(3,049,177)	$(7,595,174)
	Net realized gain from derivative instruments	$3,493,050	$8,948,922

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2019.

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

The cost of investments for federal income tax purposes reported on the Schedule of Investments as of December 31, 2025 and 2024 was $117.6 million and $194.5 million, respectively. At December 31, 2025 and 2024, gross unrealized gains on investments were $0, gross unrealized losses on investments were $39.5 million and $43.5 million, respectively, and net unrealized losses on investments were $39.5 million and $43.5 million, respectively.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2025 and 2024, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2025 and 2024, the tax character of distributions paid was ordinary income in the amount of $0 and $1.8 million, and return of capital of $29.4 million and $70.6 million, respectively.

As of December 31, 2025 and 2024, the components of total distributions on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Accumulated capital losses	$(38,402,071)	$(21,751,896)
Other temporary differences	(13,488,760)	(1,063,571)
Distributions in excess of net investment income	(234,261,494)	(221,494,702)
Net unrealized depreciation	(39,497,207)	(43,468,620)
Total distributions	$(325,649,532)	$(287,778,789)
As of December 31, 2025, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2025 and 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

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
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Total return	(7.78%)	1.84%	9.86%	26.49%	33.72%

Per share amounts:
Net asset value, beginning of year	$1,193.46	$1,886.90	$2,682.12	$2,301.94	$1,833.27
Net investment income	42.25	199.63	457.23	644.03	709.50
Net realized and change in unrealized loss from loans and derivative instruments	(126.79)	(168.71)	(203.62)	(60.35)	(47.54)
Net increase (decrease) in net assets resulting from operations	(84.54)	30.92	253.61	583.68	661.96
Distributions of income to shareholder	—	(17.87)	(485.65)	(629.08)	(694.82)
Return of capital to shareholder	(294.17)	(706.49)	(563.18)	(189.42)	(523.47)
Contributions from shareholder	—	—	—	615.00	1,025.00
Net asset value, end of year	814.75	1,193.46	1,886.90	2,682.12	2,301.94
Net assets, end of year	$81,475,468	$119,346,211	$188,689,833	$268,212,295	$230,193,551

Ratios to average net assets:
Expenses	4.75%	7.99%	9.66%	7.95%	6.69%
Net investment income	4.03%	13.27%	19.54%	26.17%	31.60%
Portfolio turn-over rate	—%	—%	1.50%	0.38%	—%
Average debt outstanding	$14,730,769	$84,153,846	$198,192,308	$264,153,846	$206,569,231

13. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Annual Report on Form 10-K and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.