Form 10-Q
period 2026-03-31
Venture Lending & Leasing IX, Inc.
filed 2026-05-14
CIK 1717310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2026
Common Stock, $0.001 par value	100,000

VENTURE LENDING & LEASING IX, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of March 31, 2026 and December 31, 2025

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
ASSETS
Loans, at estimated fair value
(amortized cost of $92,200,767 and $117,618,886, respectively)	$56,226,160	$78,121,680
Cash	2,372,872	3,294,123
Dividend and interest receivables	301,792	400,422
Other assets	362,604	174,844
Total assets	59,263,428	81,991,069

LIABILITIES
Accrued management fees	402,500	402,500
Accounts payable and other accrued liabilities	93,611	113,101
Total liabilities	496,111	515,601

NET ASSETS	$58,767,317	$81,475,468

Analysis of Net Assets:

Capital paid in on shares of capital stock	$407,125,000	$407,125,000
Cumulative return of capital distributions	(297,963,309)	(272,578,847)
Total distributable losses	(50,394,374)	(53,070,685)
Net assets (equivalent to $587.67 and $814.75 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 10)	$58,767,317	$81,475,468

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

INVESTMENT INCOME:
Interest on loans	$3,445,431	$3,031,571
Other income	46,396	75,751
Total investment income	3,491,827	3,107,322

EXPENSES:
Management fees	402,500	690,000
Interest expense	—	739,461
Banking and professional fees	92,735	256,158
Other operating expenses	48,861	41,327
Total expenses	544,096	1,726,946
Net investment income	2,947,731	1,380,376

Net realized loss from loans	(3,794,019)	(734,522)
Net change in unrealized gain (loss) from loans	3,522,599	(2,533,928)
Net realized and change in unrealized loss from loans	(271,420)	(3,268,450)

Net increase (decrease) in net assets resulting from operations	$2,676,311	$(1,888,074)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$26.76	$(18.88)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2024	100,000	$100	$407,124,900	$(243,161,880)	$(44,616,909)	$119,346,211
Net decrease in net assets resulting from operations	—	—	—	—	(1,888,074)	(1,888,074)
Distributions of income to shareholder	—	—	—	—	(645,854)	(645,854)
Return of capital to shareholder	—	—	—	(438,241)	—	(438,241)
Balance at March 31, 2025	100,000	$100	$407,124,900	$(243,600,121)	$(47,150,837)	$116,374,042

Balance at December 31, 2025	100,000	$100	$407,124,900	$(272,578,847)	$(53,070,685)	$81,475,468
Net increase in net assets resulting from operations	—	—	—	—	2,676,311	2,676,311
Return of capital to shareholder	—	—	—	(25,384,462)	—	(25,384,462)
Balance at March 31, 2026	100,000	$100	$407,124,900	$(297,963,309)	$(50,394,374)	$58,767,317

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$2,676,311	$(1,888,074)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	3,794,019	734,522
Net change in unrealized (gain) loss from loans	(3,522,599)	2,533,928
Amortization of deferred costs related to debt facility	—	140,974
Principal payments on loans, net of accretion	21,239,638	16,902,566
Change in operating assets and liabilities:
Net decrease in dividend and interest receivables	98,630	386,694
Net (increase) decrease in other assets	(187,760)	629,721
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(19,490)	(40,419)
Net cash provided by operating activities	24,078,749	19,399,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(25,000,000)	—
Repayments of borrowings under debt facility	—	(18,000,000)
Payments made for derivative instruments	—	823,000
Net cash used in financing activities	(25,000,000)	(17,177,000)

Net increase (decrease) in cash and cash equivalents	(921,251)	2,222,912

CASH AND CASH EQUIVALENTS:
Beginning of period	3,294,123	5,083,701
End of period	$2,372,872	$7,306,613

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$—	$695,076
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$384,462	$1,084,095
Receipt of equity securities as repayment of loans	$384,462	$1,084,095

See notes to condensed financial statements (unaudited).

VENTURE LENDING & LEASING IX, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Ukko Inc.		Senior Secured	11.5%		$266,219	$264,990	$264,990	5/1/2026
Biotechnology Total		0.5%				$266,219	$264,990	$264,990

Enterprise Networking
	Diamanti, Inc.		Senior Secured	11.0%		$5,404,212	$2,839,263	$2,839,263	*
Enterprise Networking Total		4.8%				$5,404,212	$2,839,263	$2,839,263

Internet
	10club Pte Ltd. ** ^		Senior Secured	12.0%		$5,467,238	$4,927,338	$117,000	*
	D2C Store, Inc.		Senior Secured	10.0%		726,630	536,550	536,550	1/1/2027
	Good Counsel, Inc.		Senior Secured	12.3%		614,592	582,248	582,248	9/1/2026
	iZENEtech, Inc. ** ^		Senior Secured	12.3%		3,001,339	2,976,442	930,703	*
	OneLocal, Inc. ** ^		Senior Secured	12.3%		92,921	91,422	91,422	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		7,260,424	5,134,951	5,134,951	*
	Residently USA, LLC ** ^		Senior Secured	12.0%		404,606	420,396	368,062	10/1/2028
	RetailerX, Inc.		Senior Secured	11.3%		5,791,225	4,753,313	4,753,313	*
Internet Total		21.3%				$23,358,975	$19,422,660	$12,514,249

Medical Devices
	Anutra Medical, Inc.		Senior Secured	18.0%		$398,742	$346,750	$—	*
	Medrobotics Corporation, Inc.		Senior Secured	18.0%		10,000,000	8,942,813	—	*
Medical Devices Total		—%				$10,398,742	$9,289,563	$—

Other Healthcare
	GoForward, Inc.		Senior Secured	11.5%		$122,796	$99,051	$47,976	*
	KBS, Inc.		Senior Secured	14.0%		29,153	28,817	28,817	6/1/2026
	Therapydia, Inc.		Senior Secured	12.0%		246,357	99,354	99,354	*
	Vessel Health, Inc.		Senior Secured	12.0%		711,734	618,971	362,797	*
	Yuva Biosciences, Inc.		Senior Secured	13.3%		19,387	19,185	19,185	5/1/2026
Other Healthcare Total		1.0%				$1,129,427	$865,378	$558,129

Other Technology
	Azumo, Inc.		Senior Secured	12.8%		$957,356	$913,213	$453,370	*
	BloomTech Inc.		Senior Secured	11.3%		344,400	344,400	344,400	5/1/2026
	Brave Care Technologies, Inc.		Senior Secured	12.0%		738,617	681,165	24,574	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,562	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	961,868	961,868	8/1/2028
	Content Adjacent, Inc.		Senior Secured	12.0%		1,370,177	1,275,059	989,800	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,206	*
	Creoate Limited ** ^		Senior Secured	15.5%		206,242	204,871	204,871	2/1/2027
	Digital. Thing(s), Inc.		Senior Secured	13.5%		333,554	247,799	247,799	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	1,714,182	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	474,726	—	*
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	920,690	179,051	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		2,163,724	1,983,716	1,983,716	*
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Invert Robotics Group, Ltd. ** ^		Senior Secured	13.0%		61,044	39,718	39,718	*
	Joy Memories, Inc		Senior Secured	12.0%		484,083	493,620	493,620	6/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		352,381	318,146	318,146	3/1/2027
	Mavenform, Inc.		Senior Secured	11.1%		1,450,280	1,303,698	854,761	*
	Plant Prefab, Inc.		Senior Secured	11.6%		2,887,000	1,866,533	1,646,820	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		7,217,228	7,344,659	6,649,847	12/1/2027
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	Sustainable Living Partners, LLC		Senior Secured	12.5%		14,664,587	13,791,668	11,919,936	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Umbra Lab, Inc.		Senior Secured	13.5%		195,535	195,117	195,117	4/1/2026
	Velo Holdings Limited		Senior Secured	12.0%		2,471,720	917,520	671,129	*
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
Other Technology Total		54.7%				$50,625,880	$44,875,144	$32,172,383

Security
	Popily, Inc.		Senior Secured	12.5%		1,998,517	1,559,440	57,840	*
Security Total		0.1%				$1,998,517	$1,559,440	$57,840

Software
	Abacum Inc.		Senior Secured	13.5%		$396,897	$391,130	$391,130	10/1/2026
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Common Sun, Inc		Senior Secured	11.0%		192,437	191,019	191,019	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		155,933	155,932	155,932	1/1/2027
	Common Sun, Inc Subtotal					348,370	346,951	346,951
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,201,118	547,096	*
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		116,000	115,076	115,076	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		16,370	16,340	16,340	4/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,603,013	3,390,485	3,390,485	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%		32,313	32,285	32,285	4/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		224,983	224,983	224,983	9/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		296,704	296,704	296,704	11/1/2026
	SF Insuretech, Inc.		Senior Secured	13.5%		153,355	151,375	151,375	5/1/2026
	SF Insuretech, Inc. Subtotal					675,042	673,062	673,062
	Terragon, Inc. ** ^		Senior Secured	12.0%		74,798	76,108	76,108	*
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		603,216	471,955	326,896	*
	Vesta Housing, Inc.		Senior Secured	11.8%		134,189	133,147	133,147	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		134,189	133,823	133,823	6/1/2026
	Vesta Housing, Inc. Subtotal					268,378	266,970	266,970
Software Total		11.7%				$8,810,159	$8,365,948	$6,888,390

Technology Services
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,987,379	3,787,465	—	*
Technology Services Total		—%				$3,987,379	$3,787,465	$—

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,146,647	930,916	930,916	6/1/2028
Wireless Total		1.6%				$1,146,647	$930,916	$930,916

	Grand Total	95.7%				$107,126,157	$92,200,767	$56,226,160
*As of March 31, 2026, loans with a cost basis of $74.2 million and a fair value of $39.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2026, 9.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

    As of March 31, 2026, all loans were made to non-affiliates.

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

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 8.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results for a full fiscal year.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended
Performing Loans	March 31, 2026	March 31, 2025
Weighted-Average Interest Rate – Cash	15.00%	11.82%
Weighted Average Interest Rate – Non-Cash	3.88%	2.84%
Weighted-Average Interest Rate	18.88%	14.66%

	For the Three Months Ended
All Loans	March 31, 2026	March 31, 2025
Weighted-Average Interest Rate – Cash	23.61%	6.94%
Weighted Average Interest Rate – Non-Cash	1.41%	1.66%
Weighted-Average Interest Rate	25.02%	8.60%

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2026 and 2025.

For fair value disclosure purposes, the Fund has identified one class of financial instrument: loan investments. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund’s loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as discussed in Note 2 - Summary of Significant Accounting Policies of the Fund’s audited financial statements included in the Form 10-K, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund’s loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$264,990	Most advantageous market analysis	Most advantageous market effective yield rate	15%*	15%
Enterprise Networking	2,839,263	Asset Recovery	Probability weighting of alternative outcomes	15% - 30%*
Internet	12,514,249	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^
Other Healthcare	558,129	Most advantageous market analysis	Most advantageous market effective yield rate	21% - 22%	21%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^
Other Technology	32,172,383	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 25%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^
Security	57,840	Asset Recovery	Probability weighting of alternative outcomes	100%*
Software	6,888,390	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 19%	18%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^
Technology Services	—	Asset Recovery	Probability weighing of alternative outcomes	100%*
Wireless	930,916	Most advantageous market analysis	Most advantageous market effective yield rate	28%*	28%
Total Loan Investments	$56,226,160
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$650,198	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%

Computers & Storage	9,500,276	Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Enterprise Networking	2,933,493	Asset Recovery	Probability weighting of alternative outcomes	13% - 35% *

Internet	15,398,723	Most advantageous market analysis	Most advantageous market effective yield rate	20% *	20%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 100%^

Medical Devices	—	Asset Recovery	Probability weighting of alternative outcomes	100%^

Other Healthcare	737,524	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Other Technology	38,880,606	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Security	57,840	Asset Recovery	Probability weighting of alternative outcomes	100%*

Software	8,840,687	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 19%	16%
		Asset Recovery	Probability weighing of alternative outcomes	5% - 100%^

Technology Services	—	Asset Recovery	Probability weighting of alternative outcomes	100%*

Wireless	1,122,333	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%
Total Loan Investments	$78,121,680

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

The following tables present the balances of assets and liabilities as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of March 31, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$56,226,160	$56,226,160
Total	$—	$—	$56,226,160	$56,226,160

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$78,121,680	$78,121,680
Total	$—	$—	$78,121,680	$78,121,680

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2026
	Loans	Warrants
Beginning balance	$78,121,680	$—
Acquisitions and originations	—	384,462
Principal payments on loans, net of accretion	(21,624,100)	—
Distributions to shareholder	—	(384,462)
Net realized loss from loans	(3,794,019)	—
Net change in unrealized gain from loans	3,522,599	—
Ending balance	$56,226,160	$—
Net change in unrealized loss from loans still held at March 31, 2026	$(1,145,600)

	For the Three Months Ended March 31, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$151,064,673	$—	$—
Acquisitions and originations	—	284,219	799,876
Principal payments on loans, net of accretion	(17,986,661)	—	—
Distributions to shareholder	—	(284,219)	(799,876)
Net realized loss from loans	(734,522)	—	—
Net change in unrealized loss from loans	(2,533,928)	—	—
Ending balance	$129,809,562	$—	$—
Net change in unrealized loss from loans still held at March 31, 2025	$(3,506,431)

4.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

5.    CAPITAL STOCK

As of both March 31, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, which had been fully called and received as of both March 31, 2026 and December 31, 2025, was $460.0 million, of which $407.1 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash distributions	$25,000,000	$—
Distributions of securities	384,462	1,084,095
Total distributions to shareholder	$25,384,462	$1,084,095

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
For the three months ended March 31, 2025, the Fund recognized $0.7 million of interest expense.

7.    MANAGEMENT FEE AND RELATED PARTIES
Management Fee
As compensation for its services to the Fund, from the date of the first capital call, May 1, 2018, the Manager receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of the Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
For the three months ended March 31, 2026 and 2025, Management Fees were calculated at 0.35% and 0.60% of the Company’s committed capital, respectively.

Management Fees of $0.4 million and $0.7 million were recognized as expenses for the three months ended March 31, 2026 and 2025, respectively.

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

The Fund had the ability to co-invest with clients advised by the Manager, which was subject to the conditions (the “Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

8. CONTINGENCIES

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

9. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-backed companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund’s chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2026 and 2025.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Total return**	3.30%	(1.58%)

Per share amounts:
Net asset value, beginning of period	$814.75	$1,193.46
Net investment income	29.47	13.80
Net realized and change in unrealized loss from loans	(2.71)	(32.68)
Net increase (decrease) in net assets resulting from operations	26.76	(18.88)
Distributions of income to shareholder	—	(6.46)
Return of capital to shareholder	(253.84)	(4.38)
Net asset value, end of period	587.67	1,163.74
Net assets, end of period	$58,767,317	$116,374,042

Ratios to average net assets:
Expenses*	2.68%	5.79%
Net investment income*	14.52%	4.63%
Portfolio turn-over rate	—%	—%
Average debt outstanding	$—	$31,000,000

*Annualized
**Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS

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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2025 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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
The Fund elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if a sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.
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

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund’s CODM, evaluate financial performance and allocate resources.

The Fund had the ability to co-invest with clients advised by the Manager, which was subject to the conditions (the “Conditions”) with which the funds were complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients advised by the Manager (but in which the Manager had no proprietary interest) invested in opportunities available to the Fund, the Manager allocated such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

The Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund’s financial condition, including its liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund’s loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

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
Results of Operations - For the Three Months Ended March 31, 2026 and 2025
Analysis of Interest Income
Total investment income for the three months ended March 31, 2026 and 2025 was $3.5 million and $3.1 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income.
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
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$20,079,603	$947,692	15.00%	3.88%	$82,294,615	$3,015,803	11.82%	2.84%
All Loans	$55,076,372	$3,445,431	23.61%	1.41%	$140,992,252	$3,031,571	6.94%	1.66%
Interest income for performing loans decreased by $2.1 million or 68.6% and interest income for all loans increased by $0.4 million or 13.7%, for the three months ended March 31, 2026 compared to the same period in 2025. The decrease in interest income for performing loans is primarily due to a decrease in the loan investment portfolio. The average outstanding balance for performing loans decreased by $62.2 million or 75.6% for the three months ended March 31, 2026 compared to the same period in 2025. The increase in interest income for all loans is due to the increase in interest income earned from non-performing loans for the three months ended March 31, 2026 compared to the same period in 2025 by $2.5 million. The average outstanding balance for all loans decreased by $85.9 million or 60.9% for the three months ended March 31, 2026 compared to the same period in 2025.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility. The facility was terminated, and the outstanding balance was fully repaid in September 2025, resulting in no interest expense for the three months ended March 31, 2026.

The following table shows the average outstanding balance, interest expense, and weighted average interest rate for the three months ended March 31, 2025.

	For the Three Months Ended March 31, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$31,000,000	$739,461	9.54%
Analysis of Operating Expenses

The following table shows the components of operating expenses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
Operating Expense	2026	2025	Change ($)
Management Fees	$402,500	$690,000	$(287,500)
Banking and professional fees	$92,735	$256,158	$(163,423)
Other operating expenses	$48,861	$41,327	$7,534
Total Operating Expense	$544,096	$987,485	$(443,389)

For the period from January 1, 2026 through March 31, 2026, Management Fees were calculated at 0.35% of the Company’s committed capital. For the same period in 2025, Management Fees were calculated at 0.60% of the Company’s committed capital.

Banking and professional fees decreased by $0.2 million, or 63.8% during the three months ended March 31, 2026 compared to the same period in 2025. The decrease in banking and professional fees was primarily due to lower legal fees associated with non-performing loans.

Other operating expenses did not materially increase during the three months ended March 31, 2026 compared to the same period in 2025. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for both the three months ended March 31, 2026 and 2025 were less than $0.1 million.

Net Investment Income

Net investment income for the three months ended March 31, 2026 and 2025 was $2.9 million and $1.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $3.8 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Realized losses consisted of loans that were written off.

Net change in unrealized gain (loss) from loans was $3.5 million and $(2.5) million for the three months ended March 31, 2026 and 2025, respectively. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2026 and 2025 was $2.7 million and $(1.9) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended March 31, 2026 and 2025 was $26.76 and $(18.88), respectively.

Liquidity and Capital Resources – March 31, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company may make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. As of both March 31, 2026 and December 31, 2025, the Company's subscriptions for capital in the amount of $460.0 million had been fully called and received. Total capital contributed to the Fund was $407.1 million as of March 31, 2026 and December 31, 2025. The Company has made $46.0 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net cash provided by operating activities	$24,078,749	$19,399,912
Net cash used in financing activities	(25,000,000)	(17,177,000)
Net increase (decrease) in cash and cash equivalents	$(921,251)	$2,222,912

As of both March 31, 2026 and December 31, 2025, 4.0% of the Fund’s net assets consisted of cash.

For the three months ended March 31, 2026 and since the start of its investment operation in May 2018, the Fund invested its assets in venture loans. Net loan amounts outstanding after amortization and valuation adjustments decreased by $21.9 million for the same period.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value
March 31, 2026	$1,088.5 million	$1,032.3 million	$56.2 million
December 31, 2025	$1,088.5 million	$1,010.4 million	$78.1 million

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

As of March 31, 2026, the Fund had a cash balance of $2.4 million and approximately $13.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to recallable capital of $46.0 million as a liquidity source. These amounts are sufficient to meet operational expenses of the Fund over the next year.

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

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2026. However, those changes could also affect interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	Increase (Decrease) in Total Income
(2.00)%	$(47,457)	$(47,457)
(1.00)%	$(23,729)	$(23,729)
(0.50)%	$(11,864)	$(11,864)
0.50%	$11,864	$11,864
1.00%	$23,729	$23,729
2.00%	$47,457	$47,457

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operations. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.3
Amended and Restated Custodial Agreement between the Fund and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association), dated October 16, 2025, incorporated by reference to Exhibit 10.3 to the Fund’s 10-K filed with the Securities and Exchange Commission on March 13, 2026.

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
VENTURE LENDING & LEASING IX, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 14, 2026		Date:	May 14, 2026